Form 10-Q
period 2001-03-31
MIRENCO INC
filed 2001-05-18
CIK 1041609

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-QSB


                    Pursuant to Section 13 or 15(d) of the
                            Securities Act of 1934

 For the Quarter Ended                                 Commission File Number
    March 31, 2001                                            333-41092


                                 MIRENCO, INC.
              (Exact name of registrant as specified in charter)

         Iowa                                                 39-1878581
  ------------------                                     ---------------------
      (State of                                              (IRS Employer
    Incorporation)                                        Identification No.)

                            206 May St. PO Box 343
                              Radcliffe, IA 50230
                   (Address of Principle Executive Offices)

                                 800-423-9903
              (Registrants telephone number including area code)


Check mark whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days.

                    YES [___]          NO [ X ] *
                                           ---

     * Not applicable since Registrant became subject to Section 15(d) on and after January 26, 2001.

The Registrant has 13,206,787 shares of common stock, no par value per share issued and outstanding as of March 31, 2001.

Traditional Small Business Disclosure Format

                    YES [ X ]          NO [___]
                         ---

                              PART I - Financial Information

Item I.   Financial Statements

                                 MIRENCO, Inc.
                         (a development stage company)

                                BALANCE SHEETS
                                  (unaudited)


                                                                                      March 31,              March 31,
                                                                                        2001                   2000
                                                                                   ---------------        ---------------
        ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                     $     5,018,855        $     2,223,050
     Accounts receivable                                                                    15,799                 16,403
     Inventories                                                                            83,373                 62,550
     Other                                                                                 167,759                 78,997
                                                                                   ---------------        ---------------
              Total current assets                                                       5,285,786              2,381,000
PROPERTY AND EQUIPMENT, net                                                                883,954                 26,912

PATENTS AND TRADEMARKS, net of accumulated amortization
     of $2,353 and $451 in 2001 and 2000, respectively                                       7,447                  9,349

OTHER ASSETS                                                                                11,538                      -
                                                                                   ---------------        ---------------
                                                                                   $     6,188,725        $     2,417,261
                                                                                   ===============        ===============

        LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
     Accounts payable                                                              $        72,834        $        11,873
     Accrued liabilities                                                                    39,556                 35,976
                                                                                   ---------------        ---------------
              Total current liabilities                                                    112,390                 47,849

COMMITMENTS AND CONTINGENCIES                                                                    -                      -

STOCK SUBJECT TO RESCISSION OFFER
     Common stock, no par value; 1,508,908 and 520,996 shares
        issued and outstanding at March 31, 2001 and 2000, respectively                  7,544,540              2,604,980

STOCKHOLDERS' DEFICIT
     Common stock, no par value; 30,000,000 shares authorized,
        11,697,779 shares issued and outstanding                                           731,290                847,322
     Additional paid-in capital                                                          1,714,954              1,939,954
     Deficit accumulated during development stage                                       (3,914,449)            (3,022,844)
                                                                                   ---------------        ---------------
                                                                                        (1,468,205)              (235,568)
                                                                                   ---------------        ---------------
                                                                                   $     6,188,725        $     2,417,261
                                                                                   ===============        ===============

       The accompanying notes are an integral part of these statements.

                                 MIRENCO, Inc.
                         (a development stage company)

                           STATEMENTS OF OPERATIONS
                                  (unaudited)


                                                                                             Period from
                                                                                             February 21,
                                                    Three Months        Three Months             1997
                                                        Ended               Ended           (inception) to
                                                      March 31,            March 31,           March 31,
                                                        2001                 2000                2001
                                                   ---------------     ----------------    ---------------
Sales                                               $     20,629        $      31,864       $    378,202

Cost of sales                                             15,264               30,483            402,422
                                                   ---------------     ----------------    ---------------
           Gross profit (loss)                             5,365                1,381            (24,220)

Salaries and wages                                       157,173              118,165            869,900
Stock-based compensation                                       -                    -          1,933,054
Royalty expenses                                             619                  956             22,452
Marketing and advertising                                 21,229                9,581            151,107
Other general and administrative expenses                163,616               98,138          1,232,301
                                                   ---------------     ----------------    ---------------
                                                         342,637              226,840          4,208,814
                                                   ---------------     ----------------    ---------------
           Loss from operations                         (337,272)            (225,459)        (4,233,034)

Other income (expense)
     Interest income                                      80,769               14,418            333,575
     Interest expense                                          -                    -            (14,990)
                                                   ---------------     ----------------    ---------------
                                                          80,769               14,418            318,585
                                                   ---------------     ----------------    ---------------
           NET LOSS                                 $   (256,503)       $    (211,041)      $ (3,914,449)
                                                   ===============     ================    ===============
Net loss per share available for common
  shareholders - basic and diluted                  $      (0.02)       $       (0.02)
                                                   ===============     ================
Weighted-average shares outstanding -
  basic and diluted                                   13,232,857           12,100,515
                                                   ===============     ================


       The accompanying notes are an integral part of these statements.

                                 MIRENCO, Inc.
                         (a development stage company)

                           STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                                       Period from
                                                                                                       February 21,
                                                                Three Months        Three Months           1997
                                                                    Ended               Ended         (inception) to
                                                                  March 31,           March 31,          March 31,
                                                                    2001                2000               2001
                                                               ---------------     ---------------   ---------------
Cash flows from operating activities
     Net loss                                                   $   (256,503)       $   (211,041)     $ (3,914,449)
     Adjustments to reconcile net loss to net cash
       and cash equivalents used in operating activities:
        Stock-based compensation                                           -                   -         1,933,054
        Depreciation and amortization                                  8,244               1,870            28,256
        (Increase) decrease in assets:
           Accounts receivable                                        24,568              92,306           (15,799)
           Inventories                                                 9,128             (25,500)          (83,373)
           Other                                                         821              (1,963)         (104,447)
        Increase (decrease) in liabilities:
           Accounts payable                                           53,475             (71,185)           72,834
           Accrued liabilities                                       (10,995)             (7,815)           39,556
                                                               ---------------     ---------------   ---------------
              Net cash used in operating activities                 (171,262)           (223,328)       (2,044,368)

Cash flows from investing activities
     Purchase of property and equipment                             (240,246)             (9,658)         (909,857)
     Purchase of patents and trademarks                                    -                   -            (9,800)
                                                               ---------------     ---------------   ---------------
              Net cash used in investing activities                 (240,246)             (9,658)         (919,657)

Cash flows from financing activities
     Proceeds from sale of stock, net
        of offering costs                                                  -           1,744,424         8,484,780
     Refund of common stock in rescission offer                     (261,700)                  -          (261,700)
     Distribution to stockholders                                          -                   -          (240,200)
                                                               ---------------     ---------------   ---------------
              Net cash provided by financing activities             (261,700)          1,744,424         7,982,880
                                                               ---------------     ---------------   ---------------
Change in cash and cash equivalents                                 (673,208)          1,511,438         5,018,855

Cash and cash equivalents, beginning of period                     5,692,063             711,612                 -
                                                               ---------------     ---------------   ---------------

Cash and cash equivalents, end of period                        $  5,018,855         $ 2,223,050      $  5,018,855
                                                               ===============     ===============   ===============

        The accompanying notes are an integral part of these statements.

                                 MIRENCO, Inc.
                         (a development stage company)
                         NOTES TO FINANCIAL STATEMENTS
                                March 31, 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

  1.  Nature of Business

  MIRENCO, Inc. (the Company) was incorporated as an Iowa corporation in 1997. The Company is a marketing company that distributes a variety of automotive and aftermarket products for which they have exclusive licensing rights. The products primarily reduce emissions and increase vehicle performance. The Company's products are sold primarily in the domestic market.

  2.  Cash and Cash Equivalents

  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Interest income is generated from cash invested in these short-term financial instruments.

  3.  Revenue Recognition

  Revenue is recognized from sales when a product is shipped and from services when they are performed.

  4.  Inventories

  Inventories, consisting of purchased finished goods ready for sale, are stated at the lower of cost (as determined by the first-in, first-out method) or market.

  5.  Income Taxes

  The Company accounts for income taxes under the asset and liability method where deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are recognized to the extent management believes that it is more likely than not that they will be realized.

  6.  Patents and Trademarks

  Patents and trademarks will be amortized on the straight-line method over their remaining legal lives of 9 years.

                                 MIRENCO, Inc.
                         (a development stage company)
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                March 31, 2001


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

  7.  Property and Equipment

  Property and equipment are stated at cost. The Company provides for depreciation on the straight-line method over the estimated useful lives of three years for computer equipment, five years for manufacturing and test equipment and other equipment, and 39 years for building.

  8.  Impairment of Long-Lived Assets

  Impairment losses are recognized for long-lived assets when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover their carrying amounts. The impairment loss is measured by comparing the fair value of the asset to its carrying amount.

  9.  Stock-Based Compensation

  The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," and elected to continue the accounting set forth in Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees." This opinion requires that for options granted at less than fair market value, a compensation charge must be recognized for the difference between the exercise price and fair market value.

  10. Net Loss Per Share

  Basic net loss per share is calculated on the basis of the weighted-average number of common shares outstanding during the periods, which includes the effects of all stock splits. Net loss per share, assuming dilution, is calculated on the basis of the weighted-average number of common shares outstanding and the dilutive effect of all potential common stock equivalents. Net loss per share assumes dilution for the three months ended March 31, 2001 and 2000 is equal to basic net loss per share, since the effect of common stock equivalents outstanding during the periods is antidilutive.

  11. Fair Value of Financial Instruments

  The Company's financial instruments consist of cash, accounts receivable, accounts payable, and accrued expenses. The carrying amounts of financial instruments approximate fair value due to their short maturities.

  12. Royalty Expense

  Royalty expense is recorded and paid based upon the sale of products, services, and rights related to patents according to a contractual agreement.

  13. Advertising

  Advertising costs are charged to expense as incurred.

                                 MIRENCO, Inc.
                         (a development stage company)
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                March 31, 2001


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

 14.  Offering Costs

 Specific incremental costs directly attributable to the Company's equity offerings, including advertisements in newspaper, radio and direct mail, letters, printing costs and certain identifiable legal fees, are charged against the gross proceeds of the offerings.

 15.  Software Development Costs

 The Company capitalizes software development costs when project technological feasibility is established and concludes when the product is ready for release. To date, no amounts have been capitalized. Research and development costs related to software development are expensed as incurred.

 16.  Research and Development

 The Company expenses research and development costs as incurred. Such costs include certain prototype products, test parts, consulting fees, and costs incurred with third parties to determine feasibility of products.

 17.  Accounts Receivable

 The Company considers accounts receivable to be fully collectible; accordingly no allowance for doubtful accounts is required. If amounts become uncollectible, they will be charged to operations when that determination is made.

 18.  Use of Estimates

 In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from those estimates.

 19.  Basis of Presentation

 The accompanying financial statements of Mirenco, Inc., included herein are unaudited, but include all adjustments consisting of normal recurring accruals which the Company deems necessary for a fair presentation of its financial position, results of operations and cash flows for the interim period. Such results are not necessarily indicative of results to be expected for the full year. These financial statements do not include all disclosures provided in the annual financial statements and should be read in conjunction with the annual financial statements and notes thereto included in the Company's Form SB-2 filed on May 11, 2001.

                  [Balance of page left intentionally blank]

                                MIRENCO, Inc.
                         (a development stage company)
                  NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                March 31, 2001


NOTE B - STOCK SUBJECT TO RESCISSION OFFER

  On August 12, 2000, the Company determined that resales of Iowa-Only shares by Iowa residents to non-Iowa residents violated certain provisions of the Securities Act of 1933. In response, the Company undertook an offering to rescind the earlier Iowa-Only Offering in an offering effective January 26, 2001. The Rescission Offer terminated on February 26, 2001 with the result that the Company refunded 52,340 shares or $261,700, incurring interest expense of $14,990. As a result, at March 31, 2001, the 1,508,908 Iowa-Only Offering Shares, in the amount of $7,544,540, are classified as temporary equity. These shares will remain in temporary equity until such time as the violations under the securities laws have been cured. Subsequent to the close of the Rescission Offer, the Company believes that Iowa-Only Offering Shareholders are estopped from arguing injury. However, the Company will continue to be contingently liable to such shareholders during the statute of limitations, a period of one year from the date of the Rescission Offer (or three years from the date of the original offer). The Company is unable to quantify the amount of such contingent liability, the claim must be brought through individual lawsuit, the Company intends to vigorously defend any such lawsuit believing it has valid defenses, and, finally, management considers the probability that it will incur any obligation under such contingent liability as remote. The Company will continue to assess the effect of this contingent liability on its financial statements during the period of the contingent liability.

                  [Balance of page left intentionally blank]

Item 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General and Background

     We develop and market technologically advanced products for throttle control of internal combustion vehicles that improve fuel efficiency, reduce environmental emissions and reduce vehicle maintenance. Our primary products are derived from technology patented in the U.S., Mexico and Canada and are:
DriverMax(R), DriverMax(R) Software, HydroFire(R) Injection, HydroFire(R) Fluid HydroFire(R) Lubricant and EconoCruise(R). Our newest product offering, EconoCruise(R), is a new and improved version of our product line utilizing other input sensors including Global Positioning System technology and ambient sensor features. We believe that we are the first to provide a product that incorporates Global Positioning System technology into a throttle-control application using "Satellite-to-Throttle(TM) technology. We intend to market our products both domestically and internationally and intend to license our patented technology to automakers for use on their new model vehicles. We expect our revenues to increase as a result of the broader market penetration, license revenues and new products scheduled for introduction over the next 6 to 36 months.

     We have incurred losses during our fiscal years ended December 31, 2000 and 1999 while developing and introducing our original products and focusing management and other resources on capitalizing the Company to support future growth. DriverMax(R) accounts for more than 90% of our product sales during our development stage, being the most readily marketable of our fully developed products. HydroFire(R) units account for the remainder. No sales have been conditioned on other performance or approval. The losses incurred to date are considered normal for a development stage company. Other costs were incurred during the past three years to prepare us for commercialization of our products, including additional management, personnel, consultants and marketing expenditures. We expect that, as sales increase, there will also be increases in the total amounts of distribution and selling, general and administrative expenses. However, as a percentage of sales, these expenses should decline.

     From July 30, 1999 through July 30, 2000, we raised $7,806,240 from our Iowa-Only Offering. On August 12, 2000, we determined that resales of Iowa-Only shares by Iowa residents to non-Iowa residents violated certain provisions of the Securities Act of 1933. In response, we undertook an offering to rescind the earlier Iowa-Only Offering in an offering effective January 26, 2001. The Rescission Offer terminated on February 26, 2001 with the result that we refunded $261,700 for 52,340 shares returned and canceled, incurring total interest expense of $14,990. The net investment of the Iowa-Only Offering was $7,544,540, having issued 1,508,908 shares. Though the period of the rescission offer has terminated, we nonetheless may continue to be liable to Iowa-Only Offering Shareholders under relevant federal laws for a period of up to one year after discovery of the violation upon which a claim by an Iowa-Only Offering Shareholder may be based (or three years from the date of the original July 30, 1999 offering). However, since extending this Rescission Offer is believed to have eliminated any damages element, the potential financial impact of the Rescission Offer is highly speculative and, in any event, is not expected to have a material adverse impact on our operations. While unlikely in the opinion of Mirenco and its securities attorney, in the event claims are brought against the company and are successful, the post-rescission financial impact could result in a maximum obligation of $7,544,540, which is the number of outstanding shares subject to the prior offering that violated Section 5 of the Securities Act and were not rescinded, multiplied by the offering price.

Results of Operations

     Sales decreased $11,235 or 35% for the three months ended March 31, 2001 compared to the same period at 2000. During our development stage, we have continued to focus management and other resources on raising equity capital and developing our products. This was again true during the first quarter of 2001 as we worked toward the effective date of the Resission Offer of January 26, 2001 and the termination of the offer on February 26, 2001. Sales have occurred sporadically during the development stage creating differences between comparative periods. No trends or seasonality have yet to be identified. During the first three months of 2001, we began developing a new sales strategy founded upon collecting emissions data before and after the use of our products and providing continuing emission testing services of our installed products.

     Cost of sales decreased $15,219 or 50% from 2000 to 2001, costs representing 96% and 74% of sales, respectively. The decrease in cost of sales, and resulting increase in gross margin, is related to the change in management focus during the first quarter to use production personnel to gather data from existing customers to meet our ongoing research and development and customer service needs and thus not be charged to production overhead. Production overhead was further reduced because 2001 sales were made to existing customers who require no installation assistance from us. Management believes cost of sales will range between 40% and 60% of sales as increased unit sales levels cover production overhead and unit costs .

     Operating expenses increased $115,798 or 51% from 2000 to 2001. The increase is primarily attributable to approximately $54,000 additional accounting services required to complete the Recission Offer prospectus. Another $40,000 increase in operating expenses occurred as a result of implementing a medical benefit plan, hiring one new employee and charging former production personnel into R&D and customer service functions. Approximately $12,000 of increased advertising occurred based on recording shareholder newsletter mailings as advertising expense instead of a cost of fund raising. Throughout our self-underwritten, Iowa-Only Offering, we updated shareholders and potential shareholders regarding company developments as a means to raise awareness and increase sales of the offer. Such costs were recorded as offering costs, a decrement to shareholders equity. Upon completion of the Iowa-Only Offering, we continued to incur similar costs; however, these costs were expensed as incurred. The remaining approximately $10,000 was from other G&A changes.

     Royalty expense for the three months ended March 31, 2001 and 2000 was 3% of sales calculated per the patent purchase agreement with American Technologies.

     Our net loss increased from $211,041 in 2000 to $256,503 in 2001 primarily as a result of increased costs to complete the rescission offer, low sales, and increased research and development and marketing efforts in 2001 to collect emissions data from existing customers.

Liquidity and Capital Resources

     We have not yet commenced generating substantial revenue. We expect to fund development expenditures and incur losses until we are able to generate sufficient income and cash flows to meet these expenditures and other requirements. Having closed our Rescission Offer refunding $261,700 or 3.4% of the original $7,806,240, we believe we currently have adequate cash reserves to continue to cover anticipated expenditures and cash requirements. Prior to the effective date of the Rescission Offer, management believed less than 10% of the Iowa-Only Offering Shareholders would accept the Rescission Offer.

     Since our inception in 1997, we have primarily relied on the sources of funds discussed in "Cash Flows" below to finance our testing and operations. We believe that the proceeds raised from the Iowa-Only Offering, net of the Rescission Offer, will be adequate to continue our operations, including the marketing launch contemplated in our Iowa-Only Offering and SB-2, and expansion of sales efforts, inventories, and accounts receivable through the next three years.

     Since acceptance or the affirmative rejection or failure to respond to the Rescission Offer does not act as a release of claims, eligible Iowa-Only Offering Shareholders who have accepted, rejected or failed to respond to the Rescission Offer would retain any rights of claim they may have under federal securities laws. Any subsequent claims by an Iowa-Only Offering Shareholder would be subject to any defenses we may have, including the running of the statute of limitations and/or estoppel. In general, to sustain a claim based on violations of the registration provisions of federal securities laws, the claim must be brought within one year after discovery of the violation upon which the claim is based, in this case, on the date of the prospectus (or three years from the date of the original offer). Under the principle of estoppel, the person bringing a claim must carry the burden of proof of why he or she took no action under the rescission offer and/or how he or she may have been injured.

     We have been evaluating financing and capitalization alternatives as part of our long-term business plans. These alternatives include the sale of preferred stock and warrants. To preserve operating funds, we have also developed a strategic plan that provides for reductions of expenditures and a prioritization of development options. Further, as a result of this registration, we could receive up to approximately $2.25 million from the exercise of options and warrants by selling shareholders. However, since many of the options and warrants bear an exercise price of $5.00 per share, we anticipate that selling shareholders will only exercise if the eventual market price of our common stock exceeds $5.00 per share. Otherwise, we have no way to estimate the dollar amount, if any, that we will receive from the exercise of options and warrants.

     According to the terms of our purchase agreement with American Technologies to acquire the patents and trademarks, we will pay a 3% royalty of annual gross sales for a period of 20 years, which began November 1, 1999.

Cash Flows for the Three Months Ended March 31, 2001 and 2000

     Since our inception, February 21, 1997, through March 31, 2001, our activities have been organizational, devoted to developing a business plan and raising capital. Where these costs are indirect and administrative in nature, they have been expensed in the accompanying statements of operations. Where these costs relate to capital raising and are both directly attributable to our offerings and incremental, they have been treated as offering costs in the accompanying balance sheets. Therefore, all indirect costs, such as management salaries, have been expensed in the period in which they were incurred.

     Net cash used in operating activities for the three months ended March 31, 2001 and 2000 was $171,262 and $223,328, respectively. The use of cash in operating activities was primarily related to our net losses and significant changes in working capital components, including payables and receivables.

     Net cash used in investing activities for the three months ended March 31, 2001 and 2000 was $240,246 and $9,658, respectively. The use of cash in investing activities in 2001 was primarily attributed to approximately $230,000 construction costs for our new headquarters facility.

     Net cash provided by financing activities during the three months ended March 31, 2001 and 2000 was $261,700 and $1,744,424, respectively. The source of the financing was proceeds from the issuance of shares of common stock in our Iowa-Only Offering and refunds resulting from the Rescission Offer.

Recent Accounting Pronouncements

     There are no recently issued accounting standards for which the impact on our financial statements at March 31, 2001 and 2000 is not known.

Forward-looking Statements

     Statements contained in this document which are not historical fact are forward-looking statements based upon management's current expectations that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements.


                          PART II. OTHER INFORMATION

Item 1.      Legal Proceedings

        None

Item 2.      Changes in Securities

        None

Item 3.      Defaults upon Senior Securities

        None

Item 4.      Submission of Matters to a Vote of Security Holders

        None

Item 5.      Other Information

        None

Item 6.      Exhibits and Reports on Form 8-K
       a.    Exhibits

        None

       b.    Reports on Form 8-K

        None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


            MIRENCO, INC.


Date: May 18, 2001     By: /s/ Dwayne Fosseen
                       ----------------------
                       Dwayne Fosseen
                       Chairman and Chief Executive Officer


Date: May 18, 2001     By: /s/ Darrell R. Jolley
                       -------------------------
                       Darrell R. Jolley
                       Chief Financial Officer