Form 10QSB
period 2001-06-30
MIRENCO INC
filed 2001-08-14
CIK 1041609

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-QSB


                    Pursuant to Section 13 or 15(d) of the
                            Securities Act of 1934


For the Quarter Ended                                     Commission File Number
    June 30, 2001                                               333-41092


                                 MIRENCO, INC.
              (Exact name of registrant as specified in charter)

         Iowa                                             39-1878581
(State of Incorporation)                       (IRS Employer Identification No.)

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

                    YES  [   ]          NO  [ X ]*
                          ---                ---

*  Not applicable since Registrant became subject to Section 15(d) on and after
                               January 26, 2001.


The Registrant has 13,274,687 shares of common stock, no par value per share issued and outstanding as of June 30, 2001.

Traditional Small Business Disclosure Format

                    YES  [ X ]          NO  [   ]
                          ---                ---

                        PART I - Financial Information

Item I.   Financial Statements

                                 MIRENCO, Inc.
                         (a development stage company)
                                BALANCE SHEETS
                                  (unaudited)

                                                                                June 30         June 30
                                                                                 2001            2000
                                                                              -----------     -----------
                  ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                 $ 3,988,147     $ 3,830,850
    Accounts receivable                                                            16,376          23,006
    Inventories                                                                    84,666         102,627
    Other                                                                          98,643         129,927
                                                                              -----------     -----------
         Total current assets                                                   4,187,832       4,086,410

PROPERTY AND EQUIPMENT, net                                                     1,363,531          43,141

PATENTS AND TRADEMARKS, net of accumulated amortization
    of $2,758 and $573 in 2001 and 2000, respectively                               7,043           9,227

OTHER ASSETS                                                                       12,207           2,900
                                                                              -----------     -----------
                                                                              $ 5,570,613     $ 4,141,678
                                                                              ===========     ===========

          LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
    Accounts payable                                                          $    35,387     $    16,247
    Accrued liabilities                                                            23,611          28,774
                                                                              -----------     -----------
         Total current liabilities                                                 58,998          45,021

COMMITMENTS AND CONTINGENCIES                                                           -               -

STOCK SUBJECT TO RESCISSION OFFER
    Common stock, no par value; 1,508,908 and 520,996 shares
      issued and outstanding at June 30, 2001 and 2000,
      respectively                                                              7,544,540       4,587,420

STOCKHOLDERS' DEFICIT
    Common stock, no par value; 30,000,000 shares authorized,
      11,765,779 and 11,697,779 shares issued and outstanding
      at June 30, 2001 and 2000, resepectively                                    751,010         768,188

    Additional paid-in capital                                                  1,714,954       1,939,954
    Deficit accumulated during development stage                               (4,498,889)     (3,198,905)
                                                                              -----------     -----------
                                                                               (2,032,925)       (490,763)
                                                                              -----------     -----------
                                                                              $ 5,570,613     $ 4,141,678
                                                                              ===========     ===========

        The accompanying notes are an integral part of these statements

                                 MIRENCO, Inc.
                         (a development stage company)
                           STATEMENTS OF OPERATIONS
                                  (unaudited)



                                                                                                        Period from
                                                                                                     February 21, 1997
                                                         Six Months Ended      Six Months Ended       (inception) to
                                                           June 30, 2001         June 30, 2000         June 30, 2001
                                                         ----------------      ----------------      -----------------
Sales                                                         $    43,072           $    56,180            $   400,645

Cost of sales                                                      23,802                91,276                410,960
                                                         ----------------      ----------------      -----------------

            Gross profit (loss)                                    19,270               (35,096)               (10,315)

Salaries and wages                                                349,823               243,373              1,062,550
Stock-based compensation                                                -                     -              1,933,054
Royalty expenses                                                    1,292                 1,685                 23,125
Marketing and advertising                                         238,529                 9,581                368,407
Other general and administrative expenses                         413,005               150,030              1,481,690
                                                         ----------------      ----------------      -----------------
                                                                1,002,649               404,669              4,868,826
                                                         ----------------      ----------------      -----------------
            Loss from operations                                 (983,379)              (439,65)             (4,879141)

Other income (expense)
    Interest income                                               142,436                52,665                395,242
    Interest expense                                                    -                     -                (14,990)
                                                         ----------------      ----------------      -----------------
                                                                  142,436                52,665                380,252
                                                         ----------------      ----------------      -----------------
            NET LOSS                                          $  (840,943)          $  (387,100)           $(4,498,889)
                                                         ================      ================      =================
Net loss per share available for common
  shareholders - basic and diluted                                 $(0.06)          $     (0.03)
                                                         ================      ================
Weighted-average shares outstanding -
  basic and diluted                                            13,253,772            12,225,725
                                                         ================      ================

        The accompanying notes are an integral part of these statements

                                 MIRENCO, Inc.
                         (a development stage company)
                           STATEMENTS OF OPERATIONS
                                  (unaudited)




                                                               Three Months    Three Months
                                                                   Ended           Ended
                                                                  June 30         June 30
                                                                    2001            2000
                                                               ------------    ------------
Sales                                                           $    22,443     $    24,316

Cost of sales                                                         8,538          60,793
                                                               ------------    ------------

              Gross profit (loss)                                    13,905         (36,477)

Salaries and wages                                                  192,650         125,208
Stock-based compensation                                                  -               -
Royalty expenses                                                        673             729
Marketing and advertising                                           217,300               -
Other general and administrative expenses                           249,389          51,892
                                                               ------------    ------------
                                                                    660,012         177,829
                                                               ------------    ------------

              Loss from operations                                 (646,107)       (214,306)

Other income (expense)
    Interest income                                                  61,667          38,247
    Interest expense                                                      -               -
                                                               ------------    ------------
                                                                     61,667          38,247
                                                               ------------    ------------
              NET LOSS                                          $  (584,440)    $  (176,059)
                                                               ============    ============
Net loss per share available for common
  shareholders - basic and diluted                              $     (0.04)    $     (0.01)
                                                               ============    ============
Weighted-average shares outstanding -
  basic and diluted                                              13,253,772      12,225,725
                                                               ============    ============

        The accompanying notes are an integral part of these statements

                                 MIRENCO, Inc.
                         (a development stage company)
                           STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                                           Period from
                                                                                                           February 21,
                                                                      Six Months      Six Months         1997
                                                                        Ended           Ended       (inception) to
                                                                       June 30,        June 30,        June 30,
                                                                         2001            2000            2001
                                                                     ------------     ----------    --------------
Cash flows from operating activities
  Net loss                                                           $   (840,943)    $ (387,101)   $   (4,498,889)
  Adjustments to reconcile net loss to
   net cash and cash equivalents
   used in operating activities:
        Stock-based compensation                                                -              -         1,933,054
        Depreciation and amortization                                      21,797          5,376            41,809
        (Increase) decrease in assets:
            Accounts receivable                                            23,991         85,703           (16,376)
            Inventories                                                     7,835        (65,577)          (84,666)
            Other                                                          69,268        (55,671)          (36,000)
        Increase (decrease) in liabilities:
            Accounts payable                                               16,028        (66,811)           35,387
            Accrued liabilities                                           (26,940)       (15,017)           23,611
                                                                     ------------     ----------    --------------
                Net cash used in operating activities                    (728,964)      (499,098)       (2,602,070)

Cash flows from investing activities
  Purchase of property and equipment                                     (732,972)       (29,393)       (1,402,583)
  Purchase of patents and trademarks                                            -              -            (9,800)
                                                                     ------------     ----------    --------------
                Net cash used in investing activities                    (732,972)       (29,393)       (1,412,383)

Cash flows from financing activities
  Proceeds from sale of stock, net
   of offering costs                                                       19,720      3,647,729         8,504,500
  Refund of common stock in rescission offer                             (261,700)             -          (261,700)
  Distribution to stockholders                                                  -              -          (240,200)
                                                                     ------------     ----------    --------------
                Net cash provided by financing activities                (241,980)     3,647,729         8,002,600
                                                                     ------------     ----------    --------------

Change in cash and cash equivalents                                    (1,703,916)     3,119,238         3,988,147

Cash and cash equivalents, beginning of period                          5,692,063        711,612                 -
                                                                     ------------     ----------    --------------
Cash and cash equivalents, end of period                             $  3,988,147     $3,830,850    $    3,988,147
                                                                     ============     ==========    ==============

        The accompanying notes are an integral part of these statements

                                 MIRENCO, Inc.
                         (a development stage company)
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 2001


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

     6.   Patents and Trademarks

     Patents and trademarks will be amortized on the straight-line method over their remaining legal lives of approximately 9 years.

                                 MIRENCO, Inc.
                         (a development stage company)
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                 June 30, 2001


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

     10.  Net Loss Per Share

     Basic net loss per share is calculated on the basis of the weighted-average number of common shares outstanding during the periods, which includes the effects of all stock splits. Net loss per share, assuming dilution, is calculated on the basis of the weighted-average number of common shares outstanding and the dilutive effect of all potential common stock equivalents. Net loss per share assumes dilution for the six months ended June 30, 2001 and 2000 is equal to basic net loss per share, since the effect of common stock equivalents outstanding during the periods is antidilutive.

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

                                 MIRENCO, Inc.
                         (a development stage company)
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                 June 30, 2001


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


                  [Balance of page left intentionally blank]

                                 MIRENCO, Inc.
                         (a development stage company)
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                 June 30, 2001


NOTE B - STOCK SUBJECT TO RESCISSION OFFER

     On August 12, 2000, the Company determined that resales of Iowa-Only shares by Iowa residents to non-Iowa residents violated certain provisions of the Securities Act of 1933. In response, the Company undertook an offering to rescind the earlier Iowa-Only Offering in an offering effective January 26, 2001. The Rescission Offer terminated on February 26, 2001 with the result that the Company refunded 52,340 shares or $261,700, incurring interest expense of $14,990. As a result, at June 30, 2001, the 1,508,908 Iowa-Only Offering Shares, in the amount of $7,544,540, are classified as temporary equity. These shares will remain in temporary equity until such time as the violations under the securities laws have been cured. Subsequent to the close of the Rescission Offer, the Company believes that Iowa-Only Offering Shareholders are estopped from arguing injury. However, the Company will continue to be contingently liable to such shareholders during the statute of limitations, a period of one year from the date of the Rescission Offer (or three years from the date of the original offer). The Company is unable to quantify the amount of such contingent liability, the claim must be brought through individual lawsuit, the Company intends to vigorously defend any such lawsuit believing it has valid defenses, and, finally, management considers the probability that it will incur any obligation under such contingent liability as remote. The Company will continue to assess the effect of this contingent liability on its financial statements during the period of the contingent liability.


                  [Balance of page left intentionally blank]

Item 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General and Background

     We develop and market technologically advanced products for throttle control of internal combustion vehicles that improve fuel efficiency, reduce environmental emissions and reduce vehicle maintenance. Our primary products are derived from technology patented in the U.S., Mexico and Canada and are:
DriverMax(R), DriverMax(R) Software, HydroFire(R) Injection, HydroFire(R) Fluid HydroFire(R) Lubricant and EconoCruise(R). Our newest product offering, EconoCruise(R), is a new and improved version of our product line utilizing other input sensors including Global Positioning System technology and ambient sensor features. We believe that we are the first to provide a product that incorporates Global Positioning System technology into a throttle-control application using "Satellite-to-Throttle(TM) technology. We intend to market our products both domestically and internationally and intend to license our patented technology to automakers for use on their new model vehicles. We expect our revenues to increase as a result of the broader market penetration, license revenues and new products scheduled for introduction over the next 36 months.

     We have incurred losses during our fiscal years ended December 31, 2000 and 1999 while developing and introducing our original products and focusing management and other resources on capitalizing the Company to support future growth. DriverMax accounts for more than 90% of our product sales during our development stage, being the most readily marketable of our fully developed products. HydroFire units account for the remainder. No sales have been conditioned on other performance or approval. The losses incurred to date are considered normal for a development stage company. Other costs were incurred during the past three years to prepare us for commercialization of our products, including additional management, personnel, consultants and marketing expenditures. We expect that, as sales increase, there will also be increases in the total amounts of distribution and selling, general and administrative expenses. However, as a percentage of sales, these expenses should decline.

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

Results of Operations

     Sales decreased $13,108 or 23% for the six months ended June 30, 2001 compared to the same period at 2000. During our development stage, we have continued to focus management and other resources on raising equity capital and developing our products. This was again true during the first quarter of 2001 as we worked toward the effective date of the Resission Offer of January 26, 2001 and the termination of the offer on February 26, 2001. During the second quarter of 2001, we focused our attention on our public announcement of our patents and testing installations and other pre-sales efforts for new clients in the mining industry and other public transits. Sales have occurred sporadically during the development stage creating differences between comparative periods. No trends or seasonality have yet to be identified. During the first three months of 2001, we began developing a new sales strategy founded upon collecting emissions data before and after the use of our products and providing continuing emission testing services of our installed products.

     Cost of sales decreased $67,474 or 74% from 2000 to 2001, costs representing 162% and 55% of sales, respectively. The decrease in cost of sales is related to the change in management focus during the first quarter to use production personnel to gather data from existing customers to meet our ongoing research and development and customer service needs and thus not be charged to production overhead. Production overhead was further reduced because 2001 sales were made to existing customers who required no installation assistance from us. Management believes cost of sales will range between 40% and 60% of sales as increased unit sales levels cover production overhead and unit costs.

     Operating expenses increased $597,980 or 148% from 2000 to 2001. The increase is primarily attributable to our second quarter marketing plan to launch awareness of our patents and products. Cost of the launch in two major national print publications was approximately $210,000. We also incurred $20,000 more advertising expenses in 2001 than the comparable period in 2000 based on recording shareholder newsletter mailings as advertising expense instead of a cost of fund raising. Throughout our self-underwritten, Iowa-Only Offering, we updated shareholders and potential shareholders regarding company developments as a means to raise awareness and increase sales of the offer. Such costs were recorded as offering costs, a decrement to shareholders equity. Upon completion of the Iowa-Only Offering, we continued to incur similar costs; however, these costs were expensed as incurred. Approximately $107,000 of the increase from 2000 to 2001 resulted from the change in recording payroll as production overhead to sales and R&D related expenses, adding medical benefits, and newly hired employees. Legal costs increased approximately $83,000 as we incurred the expense of a prepaid expense paid to our securities counsel in stock. The stock was granted for work to complete registration of our Iowa-Only Offering shares which was completed on May 14, 2001 on Form SB-2. Accounting services required to complete the Recission Offer prospectus and registration resulted in an additional $60,000 in 2001 compared to 2000. Another $55,000 increase in operating expenses occurred as a result of new research and development efforts including payments to U.S. DOE Kansas City Plant operated by Honeywell and purchasing engine components for testing with our products. We incurred an additional $54,000 in postage expense in 2001, partly related to mailing the Rescission Offer to Iowa-Only Shareholders and in charges to deliver our patent announcement directly to many individuals we determined could be interested in our products and patents. The remaining approximately $9,000 was from other G&A changes.

     Royalty expense for the six months ended June 30, 2001 and 2000 was 3% of sales calculated per the patent purchase agreement with American Technologies.

     Our net loss increased from $387,100 in 2000 to $840,943 in 2001 primarily as a result of increased costs to complete the rescission offer, low sales, and increased research and development and marketing efforts in 2001 to collect emissions data from existing customers.

     Changes in sales, cost of sales and operating expenses for the three months ended June 30, 2001 compared to the three months ended June 30, 2000 mirror those for the six months ended June 30, 2001, primarily the advertising campaign in the second quarter of 2001.

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

     Since our inception in 1997, we have primarily relied on the sources of funds discussed in "Cash Flows" below to finance our testing and operations. We believe that the proceeds raised from the Iowa-Only Offering, net of the Rescission Offer, will be adequate to continue our operations, including the contemplated expansion of sales efforts, inventories, and accounts receivable through the next three years.

     Since acceptance or the affirmative rejection or failure to respond to the Rescission Offer does not act as a release of claims, eligible Iowa-Only Offering Shareholders who have accepted, rejected or failed to respond to the Rescission Offer would retain any rights of claim they may have under federal securities laws. Any subsequent claims by an Iowa-Only Offering Shareholder would be subject to any defenses we may have, including the running of the statute of limitations and/or estoppel. In general, to sustain a claim based on violations of the registration provisions of federal securities laws, the claim must be brought within one year after discovery of the violation upon which the claim is based in this case, based on the date of the prospectus (or three years from the date of the original offer). Under the principle of estoppel, the person bringing a claim must carry the burden of proof of why he or she took no action under the rescission offer and/or how he or she may have been injured.

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

Cash Flows for the Six Months Ended June 30, 2001 and 2000

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

     Net cash used in operating activities for the six months ended June 30, 2001 and 2000 was $728,964 and $499,098, respectively. The use of cash in operating activities was primarily related to our net losses and significant changes in working capital components, including payables and receivables.

     Net cash used in investing activities for the six months ended June 30, 2001 and 2000 was $732,972 and $29,393, respectively. The use of cash in investing activities in 2001 was primarily attributed to approximately $726,000 construction and furnishing costs for our new headquarters facility.

     Net cash used by financing activities during the six months ended June 30, 2001 was $241,980 compared to net cash provided by financing activities of $3,647,729 during the six months ended June 30, 2000. The source of the financing in 2000 was proceeds from the issuance of shares of common stock in our Iowa-Only Offering, while in 2001, we refunded $261,700 as a result of the Rescission Offer. Some option holders excercised options during May and early June 2001 accounting for $19,720 of new common stock issued, representing 68,000 shares.

Recent Accounting Pronouncements

     There are no recently issued accounting standards for which the impact on our financial statements at June 30, 2001 and 2000 is not known.

Forward-looking Statements

     Statements contained in this document which are not historical fact are forward-looking statements based upon management's current expectations that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements.


                  [Balance of page left intentionally blank]

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



            MIRENCO, INC.



Date:  August 14, 2001     By: /s/ Dwayne Fosseen
                               ------------------------------------
                               Dwayne Fosseen
                               Chairman and Chief Executive Officer


Date:  August 14, 2001     By: /s/ Darrell R. Jolley
                               ------------------------------------
                               Darrell R. Jolley
                               Chief Financial Officer