Form 10QSB
period 2001-09-30
MIRENCO INC
filed 2001-11-14
CIK 1041609

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-QSB


                    Pursuant to Section 13 or 15(d) of the
                            Securities Act of 1934

For the Quarter Ended                                   Commission File Number
 September 30, 2001                                           333-41092


                                 MIRENCO, INC.
              (Exact name of registrant as specified in charter)

            Iowa                                       39-1878581
----------------------------                   --------------------------
       (State of                                     (IRS Employer
     Incorporation)                                Identification No.

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

                    YES  [  X  ] *       NO  [     ]
                          -----               -----

* Not applicable since Registrant became subject to Section 15(d) on and after January 26, 2001.


The Registrant has 13,274,687 shares of common stock, no par value per share issued and outstanding as of September 30, 2001.

Traditional Small Business Disclosure Format

                    YES  [  X  ]         NO  [     ]
                          -----               -----

                         PART I - Financial Information

Item I.       Financial Statements

                                 MIRENCO, Inc.
                         (a development stage company)
                                 BALANCE SHEETS
                                  (unaudited)

                                                                     September 30,                   September 30,
                                                                         2001                             2000
                                                                     -----------                      -----------
                 ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                        $ 3,623,337                      $ 6,357,934
    Accounts receivable                                                   22,685                            5,484
    Inventories                                                          111,580                          102,927
    Other                                                                 65,181                           61,966
                                                                     -----------                      -----------
               Total current assets                                    3,822,783                        6,628,311

PROPERTY AND EQUIPMENT, net                                            1,360,731                          213,840

PATENTS AND TRADEMARKS, net of accumulated amortization
    of $2,368 and $1,407 in 2001 and 2000, respectively                    7,432                            9,388

OTHER ASSETS                                                              11,542                                -
                                                                     -----------                      -----------
                                                                     $ 5,202,488                      $ 6,851,539
                                                                     ===========                      ===========
                  LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
    Accounts payable                                                 $    67,750                      $     7,209
    Accrued liabilities                                                   16,625                           39,912
                                                                     -----------                      -----------
               Total current liabilities                                  84,375                           47,121

COMMITMENTS AND CONTINGENCIES                                                  -                                -

STOCK SUBJECT TO RESCISSION OFFER
    Common stock, no par value; 1,508,908 and 1,561,248
      shares issued and outstanding at September 30,
      2001 and 2000, respectively                                      7,544,540                        7,806,240

STOCKHOLDERS' DEFICIT
    Common stock, no par value; 30,000,000 shares
      authorized, 11,765,779 and 11,697,779 shares
      issued and outstanding at September
      30, 2001 and 2000, resepectively                                   751,010                          731,290
    Additional paid-in capital                                         1,714,954                        1,714,954
    Deficit accumulated during development stage                      (4,892,391)                      (3,448,066)
                                                                     -----------                      -----------
                                                                      (2,426,427)                      (1,001,822)
                                                                     -----------                      -----------
                                                                     $ 5,202,488                      $ 6,851,539
                                                                     ===========                      ===========

       The accompanying notes are an integral part of these statements.

                                 MIRENCO, Inc.
                         (a development stage company)
                            STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                                                    Period from
                                                                                                    February 21,
                                                              Nine months       Nine months              1997
                                                                  ended            ended           (inception) to
                                                              September 30,     September 30,       September 30,
                                                                   2001             2000                2001
                                                              -------------    ---------------     --------------
Sales                                                          $    62,526        $    53,593          $   420,099

Cost of sales                                                       25,993            116,046              413,151
                                                               -----------        -----------          -----------

                  Gross profit (loss)                               36,533            (62,453)               6,948

Salaries and wages                                                 541,551            379,621            1,254,278
Stock-based compensation                                                 -                  -            1,933,054
Royalty expenses                                                     1,876              1,608               23,709
Marketing and advertising                                          319,173             37,167              449,051
Other general and administrative expenses                          594,401            289,245            1,663,086
                                                               -----------        -----------          -----------

                                                                 1,457,001            707,641            5,323,178
                                                               -----------        -----------          -----------

                  Loss from operations                          (1,420,468)          (770,094)          (5,316,230)

Other income (expense)
    Interest income                                                186,023            133,831              438,829
    Interest expense                                                     -                  -              (14,990)
                                                               -----------        -----------          -----------
                                                                   186,023            133,831              423,839
                                                               -----------        -----------          -----------

                  NET LOSS                                     $(1,234,445)      $   (636,263)         $(4,892,391)
                                                               ===========       ============          ===========
Net loss per share available for common
  shareholders - basic and diluted                             $     (0.09)      $      (0.05)
                                                               ===========       ============
Weighted-average shares outstanding -
  basic and diluted                                             13,266,410         12,459,209
                                                               ===========       ============

       The accompanying notes are an integral part of these statements.

                                 MIRENCO, Inc.
                         (a development stage company)
                           STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                         Three months                 Three months
                                                                              ended                        ended
                                                                          September 30,                September 30,
                                                                               2001                         2000
                                                                    -------------------------    -------------------------
Sales                                                                             $    19,454                  $     6,913

Cost of sales                                                                           2,191                       24,770
                                                                    -------------------------    -------------------------

                   Gross profit (loss)                                                 17,263                      (17,857)

Salaries and wages                                                                    191,728                      112,418
Stock-based compensation                                                                    -                            -
Royalty expenses                                                                          584                          207
Marketing and advertising                                                              80,644                       28,140
Other general and administrative expenses                                             181,396                      162,130
                                                                    -------------------------    -------------------------

                                                                                      454,352                      302,895
                                                                    -------------------------    -------------------------

                   Loss from operations                                              (437,089)                    (320,752)

Other income (expense)
    Interest income                                                                    43,587                       81,167
    Interest expense                                                                        -                            -
                                                                    -------------------------    -------------------------
                                                                                       43,587                       81,167
                                                                    -------------------------    -------------------------

                   NET LOSS                                                       $  (393,502)                 $  (239,585)
                                                                    =========================    =========================

Net loss per share available for common
  shareholders - basic and diluted                                                $    (0.03)                  $    (0.02)
                                                                    =========================    =========================

Weighted-average shares outstanding -
  basic and diluted                                                                13,266,410                   12,459,209
                                                                    =========================    =========================


      The accompanying notes are an integral part of these statements.

                                 MIRENCO, Inc.
                         (a development stage company)
                           STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                                               February 21,
                                                                       Nine months         Nine months             1997
                                                                          ended               ended           (inception) to
                                                                       September 30,       September 30,       September 30
                                                                            2001                2000               2001
                                                                      --------------       -------------       ------------
Cash flows from operating activities
    Net loss                                                             $(1,234,445)       $ (636,263)        $(4,892,391)
    Adjustments to reconcile net loss to net cash and cash
      equivalents used in operating activities:
        Stock-based compensation                                                   -                 -           1,933,054
        Depreciation and amortization                                         42,095            10,610              62,107
        (Increase) decrease in assets:
           Accounts receivable                                                17,682           103,225             (22,685)
           Inventories                                                       (19,079)          (65,877)           (111,580)
           Other                                                             102,579           (84,932)             (1,694)
        Increase (decrease) in liabilities:
           Accounts payable                                                   48,391           (75,849)             67,750
           Accrued liabilities                                               (33,926)           (3,879)             16,625
                                                                --------------------   ---------------    ----------------
        Net cash used in operating activities                             (1,076,703)         (752,965)         (2,948,814)

Cash flows from investing activities
    Purchase of property and equipment                                      (750,043)         (204,370)         (1,419,654)
    Purchase of patents and trademarks                                             -              (995)            (10,795)
                                                                --------------------   ---------------    ----------------
        Net cash used in investing activities                               (750,043)         (205,365)         (1,430,449)

Cash flows from financing activities
    Proceeds from sale of stock, net of offering costs                        19,720         6,829,652           8,504,500
    Refund of common stock in rescission offer                              (261,700)                -            (261,700)
    Distribution to stockholders                                                   -          (225,000)           (240,200)
                                                                --------------------   ---------------    ----------------
        Net cash provided (used) by financing activities                    (241,980)        6,604,652           8,002,600
                                                                --------------------   ---------------    ----------------

Change in cash and cash equivalents                                       (2,068,726)        5,646,322           3,623,337

Cash and cash equivalents, beginning of period                             5,692,063           711,612                   -
                                                                --------------------   ---------------    ----------------

Cash and cash equivalents, end of period                                 $ 3,623,337        $6,357,934         $ 3,623,337
                                                                ====================   ===============    ================

      The accompanying notes are an integral part of these statements.

                                 MIRENCO, Inc.
                         (a development stage company)
                         NOTES TO FINANCIAL STATEMENTS
                              September 30, 2001


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

                                 MIRENCO, Inc.
                         (a development stage company)
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                              September 30, 2001


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

  10.  Net Loss Per Share

  Basic net loss per share is calculated on the basis of the weighted-average number of common shares outstanding during the periods, which includes the effects of all stock splits. Net loss per share, assuming dilution, is calculated on the basis of the weighted-average number of common shares outstanding and the dilutive effect of all potential common stock equivalents. Net loss per share assumes dilution for the nine months ended September 30, 2001 and 2000 is equal to basic net loss per share, since the effect of common stock equivalents outstanding during the periods is antidilutive.

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

                                 MIRENCO, Inc.
                         (a development stage company)
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                               September 30, 2001


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

 18.  Use of Estimates

 In preparing financial statements in conformity with accounting standards generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from those estimates.

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


                   [Balance of page left intentionally blank]

                                 MIRENCO, Inc.
                         (a development stage company)
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                               September 30, 2001


NOTE B - STOCK SUBJECT TO RESCISSION OFFER

  On August 12, 2000, the Company determined that resales of Iowa-Only shares by Iowa residents to non-Iowa residents violated certain provisions of the Securities Act of 1933. In response, the Company undertook an offering to rescind the earlier Iowa-Only Offering in an offering effective January 26, 2001. The Rescission Offer terminated on February 26, 2001 with the result that the Company refunded 52,340 shares or $261,700, incurring interest expense of $14,990. As a result, at June 30, 2001, the 1,508,908 Iowa-Only Offering Shares, in the amount of $7,544,540, are classified as temporary equity. These shares will remain in temporary equity until such time as the violations under the securities laws have been cured. Subsequent to the close of the Rescission Offer, the Company believes that Iowa-Only Offering Shareholders are estopped from alleging injury. However, the Company will continue to be contingently liable to such shareholders during the statute of limitations, a period of one year from the date of the Rescission Offer (or three years from the date of the original offer). The Company is unable to quantify the amount of any such contingent liability, among other reasons, because the claim must be brought through individual lawsuit, the Company intends to vigorously defend any such lawsuit believing it has valid defenses, and, finally, management considers the probability that it will incur any obligation under such contingent liability as remote. The Company will continue to assess the effect of this contingent liability on its financial statements during the period of the contingent liability.



                   [Balance of page left intentionally blank]

Item 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General and Background

     We develop and market technologically advanced products for throttle control of internal combustion vehicles to improve fuel efficiency, reduce environmental emissions and reduce vehicle maintenance. Our primary products are derived from technology patented in the U.S., Mexico and Canada and are:
DriverMax(R), DriverMax(R) Software, HydroFire(R) Injection, HydroFire(R) Fluid,
HydroFire(R) Lubricant and EconoCruise(R).   Our newest product offering,
EconoCruise(R), is a new and improved version of our product line utilizing other input sensors including Global Positioning System technology and ambient sensor features. We believe we are the first to provide a product incorporating Global Positioning System technology into a throttle-control application using "Satellite-to-Throttle(TM)" technology. We intend to market our products both domestically and internationally and intend to license our patented technology to automakers for use on their new model vehicles. We expect our revenues to increase as a result of the broader market penetration, license revenues, service agreements and new products scheduled for introduction over the next 24 to 36 months.

     As noted in Company news releases, three of our existing customers were recently honored for clean air achievements by regulatory agencies:

     Grand Canyon National Park Lodges proactive efforts to be environmentally friendly helped its parent company, Amfac, win both a 2001 U.S. Department of Interior Environmental Achievement Award and Travel Industry Association's Odyssey Award. The company was one of the first to use DriverMax(R), our computerized throttle modulating system that cuts pollution and saves fuel. Recent tests show the company has cut pollution from their buses by an average of 65% over the past eleven months. Exhaust data continues to minimize emissions and maximize fuel.

     As a long-time user of Mirenco's technologies, Five Seasons Transportation operates the transit system for Cedar Rapids, Iowa and has earned both energy efficiency and clean environment honors. Through the intelligent application of effective technologies, Five Seasons has extended the life of their fleet while maintaining operational and environmental efficiencies. Ranging in age from 1978 to 1982, Five Seasons' buses are virtually smoke-free, producing an average emissions measurement of 6.33%. In comparison to new buses, this emissions level is extraordinary, as even today's newest engine technology will often produce emissions in the 5-10% range.

     The Louisville, KY region has been reclassified as being in compliance with the United States Environmental Protection Agency's (EPA) one-hour ozone standard. For over three years, Mirenco has been involved in the Transit Authority of River City (TARC) efforts to curb emissions and improve mileage. According to TARC's records and Mirenco's emissions calculations, since installation in 1999, Mirenco's technologies and services have continued to save TARC tens of thousands of pounds of polluting emissions and tens of thousands of gallons of fuel. In light of the ongoing success of the products, in August 2001, TARC signed up for an annual contract of continuing emissions testing and evaluation services provided through Mirenco.

     We believe the results achieved by these customers can be similarly achieved by other fleet managers throughout the country. Our sales efforts in 2001 and 2002 will continue to address the emissions control and fuel savings needs of transit authorities.

     We have incurred losses during our fiscal years ended December 31, 2000 and 1999 while developing and introducing our original products and focusing management and other resources on capitalizing the Company to support future growth. DriverMax accounts for more than 90% of our product sales during our development stage, being the most readily marketable of our fully developed products. HydroFire units account for the remainder. No sales have been conditioned on other performance or approval. The losses incurred to date are considered normal for a development stage company. Other costs were incurred during the past three years to prepare us for commercialization of our products, including additional management, personnel, consultants and marketing expenditures. We expect, as sales increase, there will also be increases in the total amounts of distribution and selling, general and administrative expenses. However, as a percentage of sales, these expenses should decline.

     From July 30, 1999 through July 30, 2000, we raised $7,806,240 from our Iowa-Only Offering. On August 12, 2000, we determined that resales of Iowa-Only shares by Iowa residents to non-Iowa residents violated certain provisions of the Securities Act of 1933. In response, we undertook an offering to rescind the earlier Iowa-Only Offering in an offering effective January 26, 2001. The Rescission Offer terminated on February 26, 2001 with the result that we refunded 52,340 shares or $261,700, incurring interest expense of $14,990. As a result, at June 30, 2001, the 1,508,908 Iowa-Only Offering Shares, in the amount of $7,544,540, are classified as temporary equity. These shares will remain in temporary equity until such time as the violations under the securities laws have been cured. Subsequent to the close of the Rescission Offer, we believe that Iowa-Only Offering Shareholders are estopped from alleging injury. However, we will continue to be contingently liable to such shareholders during the statute of limitations, a period of one year from the date of the Rescission Offer (or three years from the date of the original offer). We are unable to quantify the amount of any such contingent liability, among other reasons, because the claim must be brought through individual lawsuit, we intend to vigorously defend any such lawsuit believing we have valid defenses, and, finally, we consider the probability that we will incur any obligation under such contingent liability as remote. We will continue to assess the effect of this contingent liability on our financial statements during the period of the contingent liability.

Results of Operations

     Sales increased $8,933 or 17% for the nine months ended September 30, 2001
compared to the same period at 2000.    During our development stage, we have
continued to focus management and other resources on raising equity capital and developing our products. This was again true during the first quarter of 2001 as we worked toward the effective date of the Resission Offer of January 26, 2001 and the termination of the offer on February 26, 2001. In 2001, we began developing a new sales strategy founded upon collecting emissions data before and after the use of our products and providing continuing emission testing services of our installed products. In August 2001, we sold our first emissions testing and evaluation service annual agreement. Approximately 66% of sales during the quarter ending September 2001 were for services. Service sales are expected to grow; however, future service sales will generally follow or coincide with product sales. During the second and third quarters of 2001, we focused our attention on our public announcement of our patents and testing installations and other pre-sales efforts for new clients in the mining industry and other public transits. Sales have occurred sporadically during the development stage creating differences between comparative periods. No trends or seasonality have yet to be identified.

     Cost of sales decreased $90,053 or 78% from 2000 to 2001, costs representing 214% and 41% of sales, respectively. The decrease in cost of sales is related to the change in management focus during the first quarter to use production personnel to gather data from existing customers to meet our ongoing research and development and customer service needs and thus not be charged to production overhead. Production overhead was further reduced because 2001 sales were made to existing customers who required no installation assistance from us or were service related. Management believes cost of sales will range between 40% and 60% of sales as increased unit sales levels cover production overhead and unit costs.

     Operating expenses increased $749,437 or 106% from 2000 to 2001. The increase is primarily attributable to our second quarter marketing plan to launch awareness of our patents and products. Cost of the launch in two major national print publications was approximately $210,000. We also incurred $20,000 more advertising expenses in 2001 than the comparable period in 2000 based on recording shareholder newsletter mailings as advertising expense instead of a cost of fund raising. Throughout our self-underwritten, Iowa-Only Offering, we updated shareholders and potential shareholders regarding Company developments as a means to raise awareness and increase sales of the offer.
Such costs were recorded as offering costs, a decrement to shareholders equity. Upon completion of the Iowa-Only Offering, we continued to incur similar costs; however, these costs were expensed as incurred. Another $52,000 of the increase in advertising expenses were incurred related to radio and other media to begin marketing DriverMax(R) products. Approximately $162,000 of the increase from 2000 to 2001 resulted from the change in recording payroll as production overhead to sales and R&D related expenses, adding medical benefits, and newly hired employees. Legal costs increased approximately $88,000 as we incurred the expense of a prepaid expense paid to our securities counsel in stock. The stock was granted for work to complete registration of our Iowa-Only Offering shares which was completed on May 14, 2001 on Form SB-2. Accounting services required to complete the Recission Offer prospectus and registration resulted in an additional $25,000 in 2001 compared to 2000. Another $93,000 increase in operating expenses occurred as a result of new research and development efforts including payments to U.S. DOE Kansas City Plant operated by Honeywell and purchasing engine components for testing with our products. We incurred an additional $58,000 in postage expense in 2001, partly related to mailing the Rescission Offer to Iowa-Only Shareholders and in charges to deliver our patent announcement directly to many individuals we determined could be interested in our products and patents. Approximately $31,000 of the increase was incurred from depreciation on the headquarters facility and new equipment. The remaining approximately $10,000 was from other G&A changes.

     Royalty expense for the nine months ended September 30, 2001 and 2000 was 3% of sales calculated per the patent purchase agreement with American Technologies.

     Our net loss increased from $636,185 in 2000 to $1,234,445 in 2001 primarily as a result of increased costs to complete the rescission offer, low sales, and increased research and development and marketing efforts in 2001 to collect emissions data from existing customers.

     Changes in sales, cost of sales and operating expenses for the three months ended September 30, 2001 compared to the three months ended September 30, 2000 mirror those for the nine months ended September 30, 2001, primarily product advertising and increases in new hires in the third quarter of 2001. We also completed construction of the new headquarters facility late in the second quarter of 2001.

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

     Since our inception in 1997, we have primarily relied on the sources of funds discussed in "Cash Flows" below to finance our testing and operations. We believe that the proceeds raised from the Iowa-Only Offering, net of the Rescission Offer, will be adequate to continue our operations, including the contemplated expansion of sales efforts, inventories, and accounts receivable through the next twelve months.

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

Cash Flows for the Nine Months Ended September 30, 2001 and 2000

     Since our inception, February 21, 1997, through September 30, 2001, our activities have been organizational, devoted to developing a business plan and raising capital. Where these costs are indirect and administrative in nature, they have been expensed in the accompanying statements of operations. Where these costs relate to capital raising and are both directly attributable to our offerings and incremental, they have been treated as offering costs in the accompanying balance sheets. Therefore, all indirect costs, such as management salaries, have been expensed in the period in which they were incurred.

     Net cash used in operating activities for the nine months ended September 30, 2001 and 2000 was $1,076,703 and $752,965, respectively. The use of cash in operating activities was primarily related to our net losses and significant changes in working capital components, including payables and receivables.

     Net cash used in investing activities for the nine months ended September 30, 2001 and 2000 was $750,043 and $205,365, respectively. The use of cash in investing activities in 2001 was primarily attributed to approximately $726,000 construction and furnishing costs for our new headquarters facility.

     Net cash used by financing activities during the nine months ended September 30, 2001 was $241,980 compared to net cash provided by financing activities of $6,604,652 during the nine months ended September 30, 2000. The source of the financing in 2000 was proceeds from the issuance of shares of common stock in our Iowa-Only Offering, while in 2001, we refunded $261,700 as a result of the Rescission Offer. Some option holders excercised options during May and early June 2001 accounting for $19,720 of new common stock issued, representing 68,000 shares.

Recent Accounting Pronouncements

     We do not believe any recently issued accounting standards will have an impact on our financial statements.

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

     None

Item 3.      Defaults upon Senior Securities

     None

Item 4.      Submission of Matters to a Vote of Security Holders

     Reference is made to Mirenco's Schedule 14C filed with the Securities & Exchange Commission on July 13, 2001 for a description of the annual shareholder meeting of August 18, 2001.

Item 5.      Other Information

     None

Item 6.      Exhibits and Reports on Form 8-K
        a. Exhibits

     None

        b. Reports on Form 8-K

     None



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



            MIRENCO, INC.



Date:  November 13, 2001     By: /s/ Dwayne Fosseen
                                 ------------------------------
                                 Dwayne Fosseen
                                 Chairman and Chief
                                 Executive Officer


Date:  November 13, 2001     By: /s/ Darrell R. Jolley
                                 ------------------------------
                                 Darrell R. Jolley
                                 Chief Financial Officer