Form 10KSB40
period 2001-12-31
MIRENCO INC
filed 2002-04-01
CIK 1041609

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001


                          Commission File No. 333-41092

                                  MIRENCO, INC.
                 (Name of small business issuer in its charter)

      IOWA                                           39-1878581
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


206 MAY STREET, RADCLIFFE, IOWA                        50230
    (Address of principal executive offices)         (Zip Code)

Issuer's telephone number  (515) 899-2164


Securities registered under Section 12(b) of the Exchange Act:

Title of each class                   Name of each exchange on which registered
-------------------                   ------------------------------------------

  Common Stock, no par value                        NONE


Securities registered under Section 12(g) of the Exchange Act:

                                      NONE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this Form 10-KSB, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

The issuer's revenues for the most recent fiscal year were $77,795.

The aggregate market value of the voting stock held by non-affiliates, based on the closing sale price of the over-the-counter market on March 15, 2002, was $4,725,500. As of March 15, 2002, there were 13,274,687 shares of Common Stock, no par value, outstanding.

                                  MIRENCO, INC.

                                   FORM 10-KSB

                       Fiscal Year Ended December 31, 2001


                                TABLE OF CONTENTS


   PART I

        Item 1.  Description of  Business
        Item 2.  Properties
        Item 3.  Legal Proceedings
        Item 4.  Submission of Matters to a Vote of Security Holders


   PART II

        Item 5.  Market for Common Equity and Related Stockholder Matters
        Item 6.  Management's Discussion and Analysis or Plan of Operation
        Item 7.  Financial Statements and Supplementary Data
        Item 8.  Changes In and Disagreements With Accountants on
                     Accounting and Financial Disclosure

   PART III

        Item 9.  Directors, Executive Officers, Promoters and Control
                     Persons, Compliance With Section 16(a) of the
                     Exchange Act
        Item 10. Executive Compensation
        Item 11. Security Ownership of Certain Beneficial Owners and
                     Management
        Item 12. Certain Relationships and Related Transactions
        Item 13. Exhibits and Reports on Form 8-K



    SIGNATURES

Cautionary Statement on Forward-Looking Statements.

         The discussion in this Report on Form 10-KSB, including the discussion in Item 1 and Item 6, contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about the Company's business, based on management's current beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", believes", "plans", "seeks", "estimates", and similar expressions or variations of these words are intended to identify such forward-looking statements. Additionally, statements that refer to the Company's estimated or anticipated future results, sales or marketing strategies, new product development or performance or other non-historical future results, sale or marketing strategies, new product development or performance or other non-historical facts are forward-looking and reflect the Company's current perspective based on existing information. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks, and uncertainties include those set forth below in Item 1 as well as previous public filings with the Securities and Exchange Commission. The discussion of the Company's financial condition and results of operations included in Item 6 should also be read in conjunction with the financial statements and related notes included in Item 7 of this annual report. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I

ITEM 1.  Description of Business

(a) Development

         Mirenco, Inc., a development stage company, was organized and incorporated in the State of Iowa on February 21, 1997. We develop and market technologically advanced products for throttle control of internal combustion vehicles to reduce environmental emissions, reduce vehicle maintenance costs, and improve fuel efficiency.

         From July 30, 1999 to July 30, 2000, we raised $7,806,240 in the sale of 1,561,248 shares of common stock at $5.00 per share to Iowa-only residents in a self underwritten, intrastate direct public offering. We claimed the exemption from registration in this intrastate offering provided by Section 3(a)(11) of the Securities Act of 1933. We noted that the shares were part of an issue registered, offered and sold only to residents of Iowa; we are incorporated in Iowa; and we do business within Iowa. Nonetheless, certain of our "Iowa-Only Offering Shares" were resold by Iowa residents to non-Iowa residents before "coming to rest" under ss.3(a)(11) and/or Rule 147's nine-month standard. As a result, we voluntarily elected to rescind the Iowa-Only Offering, which resulted in the refund of $261,700 for 52,340 shares returned and cancelled, incurring total interest expense of $14,990. The rescission offer was available only to Iowa-Only Offering Stockholders. As of February 26, 2001, the termination date of the rescission offer, the Iowa-Only Offering net investment was $7,544,540, or 1,508,908 shares.

         During 2001, Mirenco, Inc. completed the construction of a 21,600 square foot warehouse and distribution center in Radcliffe, Iowa, which also serves as the corporate headquarters. The cost of the construction was $1,226,292 and the cost of new furnishings was $36,852.

(b) Business

         Our primary products are derived from technology patented in the U.S., Mexico and Canada. These products are DriverMax(R), DriverMax(R) Software, HydroFire(R) Injection, HydroFire(R) Fluid, HydroFire(R) Lubricant and EconoCruise(R).

         Our newest product offering, EconoCruise(R), is a new and improved version of our product line utilizing other input sensors including Global Positioning System technology and ambient sensor features. We believe we are the first to provide a product incorporating Global Positioning System technology into a throttle-control application using "Satellite-to-Throttle" technology.

 (1) Products and services

  DriverMax(R) is a device that improves engine exhaust emissions and fuel mileage while it reduces vehicle maintenance costs using precise programmable computer management of the vehicle's throttle position. This product is designed primarily for heavy start-stop vehicles such as buses, garbage trucks and construction vehicles.

           Recently we completed the development of a new DriverMax(R) product, which operates an electronically digitally controlled engine, thus opening up a completely new market relative to the extra heavy-duty diesel engine. The application for this technology is the reduction of black smoke (opacity) in off-road construction equipment as well as heavy-duty underground equipment used in mining, gravel, and sandpit operations.

           Another new product we have completed is a version of the DriverMax(R) which can operate on mechanical engines. Prior to introducing this new product, DriverMax(R) was operable only on electronic engines. Again, we are now opening up a new application of our technology for older diesel engines found primarily in South America and particularly in Mexico where the air pollution problem in Mexico City and the other major metropolis is significant. We firmly believe this product will find market acceptance in other major polluted cities of the world such as Athens, Cairo, Hong Kong, Bombay, and Moscow.

  The HydroFire(R) System is a sophisticated superset of the DriverMax(R) technology, providing all the benefits of the DriverMax(R) plus the additional benefit of cutting oxides of nitrogen (NOx) emissions under performance conditions where NOx is produced. Specifically, NOx is produced under heavy loads and high engine temperatures. When these conditions occur, HydroFire(R) Injection injects a patented fluid, HydroFire(R) Fluid, into the engine to combat the NOx production by approximately 50%. The HydroFire(R) Fluid is a patented water-alcohol-lubricant mixture for which we have patented the blending process. Specifically, water cuts the NOx production, alcohol serves as an antifreeze for the water, and HydroFire(R) Lubricant serves to thwart the potentially solvent and/or corrosive characteristics of the alcohol in the engine and/or storage containers. HydroFire(R) Systems are designed primarily for heavy transport vehicles such as buses and over-the-road trucks.

  EconoCruise(R), currently in development, is a highly sophisticated throttle control system which provides advanced levels of "intelligence" to common cruise control technology. EconoCruise(R) utilizes Global Positioning System signals to "know" the topography of the road ahead, thereby allowing the vehicle to best manage throttle and emissions. In connection with the development of this product, we have executed a "Funds-in Work for Others Agreement" with the United States Department of Energy's Kansas City plant, operated by Honeywell, Inc., whereby industry procures unique services from government laboratories to build the product. We anticipate that this product will be marketable to the population of existing vehicles as an "add-on" and that the rights to the patented technology and proprietary design work will be marketable to automakers.

                    We provide our customers with post-sale services where they are desired. However, most of our customers employ in-house maintenance personnel, who are trained by our employees to install and maintain our products. We are still in the development stage, with low sales volume at this point. Approximately 88% of 2001 sales and 100% of 2000 sales were concentrated among just four customers. Our intention is to use testimonials and real-world performance data from these customers to generate awareness of our products and services. Our plan is to sell both the licensing rights to the patented technology as well as the products which are based on the patents.

                    Our continued relationship with the Transit Authority of River City (TARC) in Louisville, Kentucky, has yielded a dramatic reduction in opacity for their fleet. We have reduced the number of pounds of soot by 70% and saved the city tens of thousands of dollars in fuel costs. We have developed an emissions testing program under a service agreement whereby we are paid for each individual bus we test three times per year. This contractual model is the forerunner of our continuing effort to assist our customers in further emissions reductions. By reporting the individual opacity of each vehicle we are able to identify which vehicles require maintenance and/or settings adjustments on DriverMax(R) units already installed on several vehicles.

                    Our latest marketing program is aimed at cleaning up the diesel school bus fleet in the United States, which was recently highlighted by a Connecticut study showing that children with any type of breathing problem are at risk when they ride the country's school buses. Basically, we intend to have our first marketing model in the state of Iowa, where we hope to be testing approximately 6,000 school buses twice each year to identify the acuteness of Iowa's school bus particulate (black smoke) problem. Once the initial baseline testing has been completed, we will be using our DriverMax(R) technology plus our knowledge of engine combustion to advise maintenance personnel in each school district in maintaining their diesel engines more effectively.

                    We believe that results similar to those achieved by our customers can be achieved by other fleet managers throughout the country. Our sales efforts in 2002 will continue to address the emissions control and fuel savings needs of transit authorities and school districts.

     (2) Distribution methods

                   We currently use independent representatives and organizations for the delivery of our products as well as for direct sales and marketing services. We believe that various methods will be employed for varying markets, and we will use the most economical means available as our development continues. As mentioned above, we recently completed the construction of a distribution and warehousing facility which includes sufficient space to accommodate future growth in staff, and we have received approval for economic development assistance from the state and county for this facility.

                   Our overall marketing strategy continues to focus on selling our patent rights for EconoCruise(R), our Satellite-to-Throttle technology, to a major auto producer and finding marketing partners for the DriverMax(R) aftermarket diesel engine sector. To date we have identified several large auto companies that have shown some interest in our EconoCruise(R) technology and we have signed distributor agreements with a number of regional distributors. These distributors will market our services and offer emissions testing services to the heavy-duty diesel engine market.

    (3) Competition

                    The market for our products and services is characterized by rapid technological developments, frequent new product introductions and evolving, varying industry and regulatory standards. We believe there is no known automotive retrofit device that can compete with our current or contemplated spectrum of products. Mirenco Inc.'s technologies and solutions are aimed at reducing wasted fuel and excess emissions produced as a result of continuous, unrecognized over throttling of vehicles under varying conditions.
           Alternate (i.e. "competitive") solutions generally work either to filter emissions and/or to assist the engine in burning more of the excess fuel directed to the engine as a result of over throttling. With this distinction, we intend to make the industry aware that our products are not competitive to, but cooperative with other solutions. Other developmental products which could be considered as competitive include: portable fuel cells which combine oxygen from the air with hydrogen, obtained from methanol, natural gas, or petroleum to generate electricity without the use of combustion; biofuels developed from plants to make cleaner renewable fuels for cars and buildings; cleaner burning gasoline engine automobiles; hybrid electric/gasoline motors; and electric vehicles.

     (4) Production suppliers

                    We currently outsource the production of DriverMax(R) according to our specifications to I.C.E. Corp., an FAA certified electronic manufacturing company located in Manhattan, Kansas. Generally all materials required to manufacture and assemble our product line are readily available shelf items. Orders are typically manufactured and delivered within, at most, a ten week time frame. Payment terms are standard for the industry. We are not required to order or accept delivery of any product based on a predetermined time schedule, and production unit costs decrease with increasing quantities.

                    At the present time, we intend to continue outsourcing production to companies which can meet our specifications for high quality and reliability. Management has contacted other companies capable of producing our products at the desired levels should the need arise.

     (5) Patents and trademarks

         Mirenco, Inc. owns the following patents purchased from American Technologies on April 30, 1999:

         1. United States Patent Number 4,958,598, issued September 25, 1990, entitled "Engine Emissions Control Apparatus Method."

         2. United States Patent Number 5315977, "Fuel Limiting Method and Apparatus for an Internal Combustion Vehicle" issued May 31, 1994.

         3. Canadian Patent Number 1,289,430, issued September 24, 1991, entitled "Engine Modification Apparatus Fuel."

         4. Mexican Patent Number 180658, "Fuel Limiting Method and Apparatus (Staged Fueling). Registration date January 17, 1996.

         5. Canadian Patent Number 2,065,912, issued June 1, 1999, entitled "Fuel Limiting Method and Apparatus for an Internal Combustion Vehicle." Application date April 13, 1992.

     As part of the purchase agreement for the above patents, Mirenco, Inc. will pay American Technologies a 3% royalty of annual gross sales for a period of twenty years, which began November 1, 1999. In addition, we have filed for and obtained the following Registered Trademarks:

                1.  HydroFire(R)Fluid       5.  EconoCruise(R)
                2.  HydroFire(R)Injection   6.  "SmartFoot(TM)
                3.  HydroFire(R)Lubricant   7.  "Satellite-to-Throttle"(TM)
                4.  DriverMax(R)

    (6) Government regulation

                    Currently, all conventional vehicles, as well as most alternate fuel vehicles and certain retrofit technologies legally sold in the United States, must be "certified" by the Environmental Protection Agency (EPA) to qualify for the "Low Emission Vehicle" ("LEV") classification necessary to meet federal fleet vehicle conversion requirements. Our products have met, and management believes the products will continue to meet, these certification requirements. However, since this is an area in which the government is continually updating and legislating or mandating new requirements, we are uncertain whether our products will continue to be certified. Whenever possible, we intend to maintain our certification. In addition, to improve the marketability of our products in countries outside the United States, we will conform our products to foreign regulations if it is economically feasible to do so.

                    We believe our products to be "retrofit devices" as defined under EPA regulations. We are, however, subject to the regulatory risk that the EPA may construe distribution of the products to be also governed by "fuel additive" regulations. These more stringent regulations sometimes require scientific testing for both acute and chronic toxicity, which is not required for approval of pollution control products deemed as "retrofit devices". Such additional compliance procedures could substantially delay the wide commercialization of HydroFire(R) products. We believe the EPA "fuel additive" regulations do not apply to our DriverMax(R) products, since our product does not involve the introduction of additives into the engine air intake system, as those terms are defined in EPA regulations and generally understood in the automotive engineering community.

                    We are not aware of any proposed regulatory changes that could have a material adverse effect on our operations and/or sales efforts. Further, we have not been required to pay any fines for, and are not aware of any issues of, noncompliance with environmental laws.

    (7)    Research and development

                     The Company expenses research and development costs as incurred, classifying them as operating expenses. Such costs include certain prototype products, test parts, consulting fees, and costs incurred with third parties to determine feasibility of products. Costs incurred for research and development were $96,820 and $48,253 in 2001 and 2000, respectively.

    (8)    Employees

                     As of December 31, 2001 we had 15 full-time employees, with no part-time employees. As of the date of this filing, we now have 12 full-time and two part-time employees. There have been no management-labor disputes, and we are not a party to any collective bargaining agreement.

ITEM 2.  Properties

     Mirenco, Inc. owns a 21,600 square foot office, warehouse and distribution facility located in Radcliffe, Iowa. The building is located on 1.2 acres of land leased from Dwayne Fosseen, principal stockholder of Mirenco, Inc., for a perpetual term at zero monthly rent. Prior to the completion of this new facility in 2001, Mirenco, Inc. owned no property and leased all business facilities.

ITEM 3.  Legal Proceedings

         None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

         None.

                                     PART II

ITEM 5.  Market for Common Equity and Related Stockholder Matters

(a)      Market Information

     Effective June 15, 2001, Mirenco, Inc. common stock began initial trading on the over-the-counter "bulletin board" market under the symbol "MREO".

                            Price Range of Common Stock
                            ---------------------------
     The following table sets forth the high and low sales prices of the Company's common stock as obtained from the Quotes tab at the Internet site www.nasdaq.com. These prices reflect inter-dealer prices, without retail
--------------
mark-up, mark-down or commission and may not represent actual transactions. No reference is made to fiscal year 2000 since the stock did not begin trading until the second quarter of 2001.

         Fiscal Period                                2001
         -------------                               ------
                                             High                Low
                                             ---                 ---
              First Quarter                    N/A               N/A
              Second Quarter                 10.50              1.90
              Third Quarter                   3.20              1.50
              Fourth Quarter                  2.17               .70


(b)      Approximate Number of Equity Security Holders


                                                  Approximate Number of
                                                     Record Holders
              Title of Class                      as of December 31, 2001
         ----------------------                 --------------------------
        Common Stock, no par value                      3,600(1)


        (1) Included in the number of stockholders of record are shares held in "nominee"or "street" name.

(c)      Dividend History and Restrictions

     The Company has never paid a cash dividend on its common stock and has no present intention of paying cash dividends in the foreseeable future. Future dividends, if any, will be determined by the Board of Directors in light of the circumstances then existing, including the Company's earnings, financial requirements, general business conditions and any future possible credit agreement restrictions.

(d)      Securities Authorized for Issuance Under Equity Compensation Plans


Name of Plan      Number of securities       Number of securities        Number of securities to      Number of securities
                  authorized for issuance    awarded plus number of      be issued upon exercise      remaining available
                  under the plan             securities to be issued     of outstanding options,      future issuance
                                             upon exercise of            warrants or rights
                                             options, warrants or
                                             rights granted during
                                             last fiscal year
1998 Common
    Stock
Compensation
    Plan            1,200,000 shares         367,400 shares                367,400 shares             832,600 shares


1999 Common
    Stock
Compensation
     Plan             750,000 shares         660,000 shares                660,000 shares              90,000 shares


2001 Common
    Stock
Compensation
     Plan             250,000 shares          3,560 shares                   3,560 shares             246,440 shares



There were no individual stock compensation arrangements outside of the formal plans indicated in the table above.

ITEM 6.  Management's Discussion and Analysis or Plan of Operation


General and Background

     We have incurred annual losses since inception while developing and introducing our original products and focusing management and other resources on capitalizing the Company to support future growth. DriverMax(R) accounts for approximately 73% of our product sales during our development stage, being the most readily marketable of our fully developed products. HydroFire(R) accounts for the remainder. No sales have been conditioned on other performance or approval. The losses incurred to date are considered normal for a development stage company. Relatively high management, personnel, consulting and marketing expenditures were incurred during the past three years in preparation for the commercialization of our products. Recent management and personnel changes are expected to decrease some or all of those expenses somewhat. We expect distribution, selling, general and administrative expenses to increase directly with sales increases, however, as a percentage of sales, these expenses should decline.

     From July 30, 1999 through July 30, 2000, we raised $7,806,240 from our Iowa-Only Offering. On August 12, 2000, we determined that resales of Iowa-Only shares by Iowa residents to non-Iowa residents violated certain provisions of the Securities Act of 1933. In response, we undertook an offering to rescind the earlier Iowa-Only Offering in an offering effective January 26, 2001. The Rescission Offer terminated on February 26, 2001 with the result that we refunded 52,340 shares or $261,700, incurring interest expense of $14,990. As a result, at December 31, 2001, the 1,508,908 Iowa-Only Offering Shares, in the amount of $7,544,540, are classified as temporary equity. These shares will remain in temporary equity until such time as the violations under the securities laws have been cured. Subsequent to the close of the Rescission Offer, we believe that Iowa-Only Offering Stockholders are estopped from alleging injury. However, we will continue to be contingently liable to such stockholders during the statute of limitations, a period of three years from the date of the Rescission Offer. We are unable to quantify the amount of any such contingent liability because the claim must be brought through individual lawsuit, which we would vigorously defend with valid defenses, and we consider the probability of any obligation under such contingent liability to be remote. We will continue to assess the effect of this contingent liability on our financial statements during the statute of limitations.

Results of Operations

     Sales decreased $32,333 or 29%, for the year ended December 31, 2001 compared to the same period at 2000. During our development stage, we have continued to focus management and other resources on raising equity capital and developing our products. This was again true during the early part of 2001 as we worked through the Rescission Offer and became listed on the OTC Bulletin Board. During 2001, we began developing a new sales strategy founded upon collecting emissions data before and after the use of our products and providing continuing emission testing services of our installed products. This strategy has proven to be successful in that we have discovered new industry markets for both our services and our products. Service revenue accounted for approximately 46% of total revenue in 2001 compared to 24% in 2000. This trend is expected to continue and possibly surpass product sales percentages in the future. Sales have occurred sporadically during the development stage creating differences between comparative periods. No trends or seasonality have yet been identified.

     Total cost of sales was approximately 77% of total revenue in 2001 compared to 158% in 2000. This decrease is related to the shift in management focus during the year from a production mindset to more of a research and development or information gathering mode. Production overhead was further reduced because the 2001 sales mix was more service related and most of the product sales were made to existing customers who required no installation assistance from us. Management believes cost of sales will range between 40% and 60% of sales as increased unit sales levels cover production overhead and unit costs.

     Operating expenses increased approximately $864,000, or 87%, from 2000 to 2001. The increase is primarily attributable to our second quarter marketing plan to launch awareness of our patents and products. Cost of the launch in two major national print publications was approximately $210,000. We also incurred $20,000 more advertising expenses in 2001 than the comparable period in 2000 based on recording stockholder newsletter mailings as advertising expense instead of a cost of fund raising. Throughout our self-underwritten Iowa-Only Offering, we updated stockholders and potential stockholders regarding Company developments as a means to raise awareness and increase sales of the offer. Such costs were recorded as offering costs, a decrement to stockholders' equity. Upon completion of the Iowa-Only Offering, we continued to incur similar costs; however, these costs were expensed as incurred. Another $57,000 of the increase in operating expenses was related to radio and other media advertising of DriverMax(R) products. Approximately $276,000 of the operating expense increase in 2001 was due to a 45% net increase in the number of employees at the end of 2001, and the shift from production payroll (cost of sales) in 2000 to research and development payroll (operating expenses) in 2001. Legal costs increased approximately $90,000 as we incurred the expense of a prepaid expense paid to our securities counsel in stock. The stock was granted for work to complete registration of our Iowa-Only Offering shares, which was completed on May 14, 2001 on Form SB-2. Accounting services required to complete the Rescission Offer prospectus and registration resulted in an additional $19,000 in 2001 compared to 2000. Another $107,000 increase in operating expenses occurred as a result of new research and development efforts including payments to U.S. DOE Kansas City Plant operated by Honeywell and purchasing engine components for testing with our products. We incurred an additional $39,000 in postage expense in 2001, partly related to mailing the Rescission Offer to Iowa-Only Stockholders and in charges to deliver our patent announcement directly to many individuals we determined could be interested in our products and patents. Approximately $44,000 of the increase was incurred from depreciation on the headquarters facility and new equipment. The remaining $2,000 increase was due to small net changes in various expense categories.

     Royalty expense for the years ended December 31, 2001 and 2000 was 3% of sales calculated per the patent purchase agreement with American Technologies.

     Our net loss increased from $846,143 in 2000 to $1,619,442 in 2001 primarily as a result of increased costs to complete the Rescission Offer, low sales, and increased research and development and marketing efforts in 2001 to collect emissions data from existing customers.

Liquidity and Capital Resources

     We have not yet commenced generating substantial revenue. We expect to fund development expenditures and incur losses until we are able to generate sufficient income and cash flows to meet these expenditures and other requirements. Having closed our Rescission Offer refunding $261,700, or 3.4% of the original $7,806,240, we believe we currently have adequate cash reserves to continue to cover anticipated expenditures and cash requirements.

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

     Since acceptance or the affirmative rejection or failure to respond to the Rescission Offer does not act as a release of claims, eligible Iowa-Only Offering Stockholders who have accepted, rejected, or failed to respond to the Rescission Offer would retain any rights of claim they may have under federal securities laws. Any subsequent claims by an Iowa-Only Offering Stockholder would be subject to any defenses we may have, including the running of the statute of limitations and/or estoppel. In general, to sustain a claim based on violations of the registration provisions of federal securities laws, the claim must be brought within one year after discovery of the violation upon which the claim is based, in this case, based on the date of the sale (or three years from the date of the original sale of Iowa-only offering shares). Under the principle of estoppel, the person bringing a claim must carry the burden of proof of why he or she took no action under the Rescission Offer and/or how he or she may have been injured.

     We have been evaluating financing and capitalization alternatives as part of our long-term business plans. These alternatives include the sale of preferred stock and warrants. To preserve operating funds, we have also developed a strategic plan that provides for reductions of expenditures and a prioritization of sales development options.

     According to the terms of our purchase agreement with American Technologies to acquire the patents and trademarks, we will pay a 3% royalty of annual gross sales for a period of 20 years, which began November 1, 1999.

Cash Flows for the Years Ended December 31, 2001 and 2000

     Since our inception, February 21, 1997, through December 31, 2001, our activities have been organizational, devoted to developing a business plan and raising capital. Indirect and administrative costs, such as management salaries, have been expensed in the accompanying statements of operations during the period in which they were incurred. Capital fund raising costs, which are both directly attributable to our offerings and incremental, have been treated as offering costs in the accompanying balance sheets.

     Net cash used in operating activities for the years ended December 31, 2001 and 2000 was $1,487,526 and $974,492, respectively. The use of cash in operating activities was primarily related to our net losses and significant changes in working capital components, including payables and receivables.

     Net cash used in investing activities for the years ended December 31, 2001 and 2000 was $760,758 and $649,709, respectively. The use of cash in investing activities in 2001 was primarily attributed to approximately $761,000 construction and furnishing costs for our new headquarters facility.

     Net cash used by financing activities for the year ended December 31, 2001 was $241,980 compared to net cash provided by financing activities of $6,604,652 for the year ended December 31, 2000. The source of financing in 2000 was proceeds from the issuance of shares of common stock in our Iowa-Only Offering, while in 2001 we refunded $261,700 as a result of the Rescission Offer. Some option holders exercised options during May and early June 2001 accounting for $19,720 of new common stock issued, representing 68,000 shares.

Recent Accounting Pronouncements

     We do not believe any recently issued accounting standards will have an impact on our financial statements.

ITEM 7.  Financial Statements and Supplementary Data

Financial Statements and Report of Independent Certified Public Accountants

Mirenco, Inc. (a development stage company)

December 31, 2001 and 2000

                                 C O N T E N T S

                                                                      Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                       15

FINANCIAL STATEMENTS

    BALANCE SHEETS                                                       17
    STATEMENTS OF OPERATIONS                                             18
    STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)               19
    STATEMENTS OF CASH FLOWS                                             20
    NOTES TO FINANCIAL STATEMENTS                                        21

                              REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
MIRENCO, Inc.

We have audited the accompanying balance sheets of MIRENCO, Inc. (a development stage company) as of December 31, 2001 and 2000, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years ended December 31, 2001 and 2000 and for the period from February 21, 1997 (inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MIRENCO, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 and for the period from February 21, 1997 (inception) to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.


/s/ GRANT THORNTON L.L.P.

Kansas City, Missouri
February 7, 2002

                              FINANCIAL STATEMENTS

                                  MIRENCO, Inc.
                          (a development stage company)

                                 BALANCE SHEETS

                                  December 31,

                                                                               2001                 2000
                                                                        -------------------  -------------------
     ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                            $     3,201,799       $     5,692,063
     Accounts receivable                                                          11,855                40,367
     Inventories                                                                 164,530                92,501
     Other                                                                        45,267               170,352
                                                                        -------------------  -------------------
             Total current assets                                              3,423,451             5,995,283


PROPERTY AND EQUIPMENT, net                                                    1,350,831               651,463

PATENTS AND TRADEMARKS, net of accumulated amortization
     of $2,695 and $1,864 in 2001 and 2000, respectively                           7,105                 7,936

OTHER ASSETS                                                                      12,358                 9,766
                                                                        -------------------  -------------------
                                                                         $     4,793,745      $      6,664,448
                                                                        ===================  ===================

    LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                                    $        47,463     $          19,359
     Accrued liabilities                                                          13,166                50,551
                                                                        -------------------  -------------------
Total current liabilities                                                         60,629                69,910

COMMITMENTS AND CONTINGENCIES
                                                                                       -                     -

STOCK SUBJECT TO RESCISSION OFFER
    Common stock, no par value; 1,508,908 and 1,561,248 shares issued and outstanding at December 31, 2001
       and 2000, respectively                                                  7,544,540             7,806,240

STOCKHOLDERS' DEFICIT
    Common stock, no par value; 30,000,000 shares authorized,
       11,765,779 and 11,697,779 shares issued and outstanding
       at December 31, 2001 and 2000, respectively
                                                                                 751,010               731,290
    Additional paid-in capital                                                 1,714,954            1,714,954
    Deficit accumulated during development stage                              (5,277,388)           (3,657,946)
                                                                        -------------------  -------------------
                                                                              (2,811,424)           (1,211,702)
                                                                        -------------------  -------------------
                                                                         $     4,793,745      $      6,664,448
                                                                        ===================  ===================



        The accompanying notes are an integral part of these statements.

                                  MIRENCO, Inc.
                          (a development stage company)

                            STATEMENTS OF OPERATIONS

                                                                                                     Period from
                                                                                                     February 21,
                                                                                                        1997
                                                            Year ended          Year ended          (inception) to
                                                            December 31,        December 31,         December 31,
                                                                2001                2000                 2001
                                                         ----------------    -----------------     ------------------
Sales                                                    $     77,795          $    110,128         $     435,368
Cost of sales                                                  60,223               174,289               447,381
                                                         ----------------    -----------------     ------------------
          Gross profit (loss)                                  17,572               (64,161)              (12,013)
Salaries and wages                                            753,170               515,705             1,465,897
Stock-based compensation                                            -                     -             1,933,054
Royalty expenses                                                2,334                 3,304                24,167
Marketing and advertising                                     329,733                70,768               459,611
Other general and administrative expenses                     772,192               403,390             1,840,877
                                                         ----------------    -----------------     ------------------
                                                            1,857,429               993,167             5,723,606
                                                         ----------------    -----------------     ------------------
          Loss from operations                             (1,839,857)           (1,057,328)           (5,735,619)
Other income (expense)
    Interest income                                           220,455               226,175               473,261
    Interest expense                                              (40)              (14,990)              (15,030)
                                                         ----------------    -----------------     -------------------
                                                              220,415               211,185               458,231
                                                         ----------------    -----------------     -------------------
          NET LOSS                                       $ (1,619,442)       $     (846,143)        $  (5,277,388)
                                                         ================    =================     ===================
Net loss per share available for common
  stockholders - basic and diluted                       $     (0.12)        $        (0.07)
                                                         ================    =================
Weighted-average shares outstanding -
  basic and diluted                                       13,254,605             12,721,769
                                                         ================    =================

        The accompanying notes are an integral part of these statements.

                                  MIRENCO, Inc.
                          (a development stage company)

             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)



                                                                                                Deficit
                                                    Common stock                Additional      accumulated
                                          ----------------------------------     paid-in        during
                                               Shares           Amount           capital        development stage         Total
                                            ------------     ------------       ----------     -------------------     ------------
Balance, February 21, 1997 (inception)       9,000,000         $    500           $     -           $        -          $      500
Issuance of stock                              749,550          249,850                 -                    -             249,850
Net loss                                             -                -                 -              (94,762)            (94,762)
                                            ------------     ------------       ----------     -------------------     ------------
Balance, December 31, 1997                   9,749,550          250,350                 -              (94,762)            155,588
Issuance of stock                            1,065,525          355,175                 -                    -             355,175
Issuance of stock for services rendered         90,000           30,000                 -                    -              30,000
Issuance of stock                              550,125          183,375                 -                    -             183,375
Issuance of stock for services rendered        117,000           39,000                 -                    -              39,000
Issuance of stock for services rendered         58,600           58,600                 -                    -              58,600
Issuance of stock options                            -                -         1,730,454                    -           1,730,454
Net loss                                             -                -                 -           (2,192,542)         (2,192,542)
                                            ------------     ------------       ----------     -------------------     ------------

Balance, December 31, 1998                  11,630,800          916,500         1,730,454           (2,287,304)            359,650
Distribution to stockholders                         -                -           (15,200)                   -             (15,200)
Issuance of stock                               66,979          334,895                 -                    -             334,895
Offering costs                                       -         (374,617)                -                    -            (374,617)
Issuance of warrants for
  services rendered                                  -                -           149,700                    -             149,700
Issuance of stock options                            -                -            75,000                    -              75,000
Net loss                                             -                -                 -             (524,499)           (524,499)
                                            ------------     ------------       ----------     -------------------     ------------
Balance, December 31, 1999                  11,697,779          876,778         1,939,954           (2,811,803)              4,929

Offering costs                                       -         (145,488)                -                    -            (145,488)
Distribution to stockholders                         -                -          (225,000)                   -            (225,000)
Net loss                                             -                -                 -             (846,143)           (846,143)
                                            ------------     ------------       ----------     -------------------     ------------
Balance, December 31, 2000                  11,697,779          731,290         1,714,954           (3,657,946)         (1,211,702)
Issuance of stock                               68,000           19,720                 -                    -              19,720
Net loss                                             -                -                 -           (1,619,442)         (1,619,442)
                                            ------------     ------------       ----------     -------------------     ------------
Balance, December 31, 2001                  11,765,779       $  751,010       $ 1,714,954          $(5,277,388)        $(2,811,424)
                                            ============     ============     ============     ===================    =============




       The accompanying notes are an integral part of this statement.

                                  MIRENCO, Inc.
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS

                                                                                                              Period from
                                                                                                              February 21,
                                                                                                                  1997
                                                                          Year ended        Year ended      (inception) to
                                                                         December 31,       December 31,       December 31,
                                                                            2001               2000               2001
                                                                      ------------------ ------------------ ------------------
Cash flows from operating activities
    Net loss                                                           $  (1,619,442)     $    (846,143)     $  (5,277,388)
    Adjustments to reconcile net loss to net cash
      and cash equivalents used in operating activities
        Stock-based compensation                                                   -                  -          1,933,054
       Depreciation and amortization                                          62,221             18,783             82,233
       (Increase) decrease in assets
          Accounts receivable                                                 28,512             68,342            (11,855)
          Inventories                                                        (72,029)           (55,451)          (164,530)
          Other                                                              122,493           (103,084)            17,225
       Increase (decrease) in liabilities
          Accounts payable                                                    28,104            (63,699)            47,463
           Accrued liabilities
                                                                             (37,385)             6,760             13,166
                                                                      ------------------ ------------------ ------------------
             Net cash used in operating activities                        (1,487,526)          (974,492)        (3,360,632)

Cash flows from investing activities
    Purchase of property and equipment                                      (760,758)          (649,709)        (1,430,369)
     Purchase of patents and trademarks                                            -                  -             (9,800)
                                                                      ------------------ ------------------ ------------------
             Net cash used in investing activities                          (760,758)          (649,709)        (1,440,169)

Cash flows from financing activities
    Proceeds from sale of stock, net
       of offering costs and exercised stock options                          19,720          6,829,652           8,504,500
     Distribution to stockholders                                                  -           (225,000)           (240,200)
     Refund of rescinded stock
                                                                            (261,700)                -            (261,700)
                                                                      ------------------ ------------------ ------------------
             Net cash provided by (used in) financing activities            (241,980)         6,604,652          8,002,600
                                                                      ------------------ ------------------ ------------------

Increase (decrease) in cash and cash equivalents                          (2,490,264)         4,980,451          3,201,799
Cash and cash equivalents, beginning of period                             5,692,063            711,612                  -
                                                                      ------------------ ------------------ ------------------
Cash and cash equivalents, end of period                               $   3,201,799      $   5,692,063      $   3,201,799
                                                                      ================== ================== ==================

Supplementary disclosure of cash flow information:
   Cash paid during the year for:
        Interest                                                      $       14,990      $           -      $      14,990




     The accompanying notes are an integral part of these statements.

                                  MIRENCO, Inc.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2001 and 2000

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

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

                                  MIRENCO, Inc.
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                           December 31, 2001 and 2000

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

   6.     Patents and Trademarks

    Patents and trademarks will be amortized on the straight-line method over their remaining legal lives of 8 years as of December 31, 2001. The Company recorded amortization expense of $831 and $1,536 in 2001 and 2000, respectively.

    7.     Property and Equipment

    Property and equipment are stated at cost. The Company provides for depreciation on the straight-line method over the estimated useful lives of three years for computer equipment, five years for manufacturing and test equipment and other equipment, and 39 years for building.

    8.     Impairment of Long-Lived Assets

    Impairment losses are recognized for long-lived assets when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover their carrying amounts. The impairment loss is measured by comparing the fair value of each asset to its carrying amount.

    9.     Stock-Based Compensation

    The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), Accounting for Stock-Based Compensation, and has elected to continue the accounting set forth in Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees. This opinion requires that for options granted at less than fair market value, a compensation charge must be recognized for the difference between the exercise price and fair market value.

    10.    Net Loss Per Share

    Basic net loss per share is calculated on the basis of the weighted-average number of common shares outstanding during the periods, which includes the effects of all stock splits. Net loss per share, assuming dilution, is calculated on the basis of the weighted-average number of common shares outstanding and the dilutive effect of all potential common stock equivalents. Net loss per share assumes dilution for the year ended December 31, 2001 and 2000 is equal to basic net loss per share, since the effect of common stock equivalents outstanding during the years is antidilutive.

                                  MIRENCO, Inc.
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                           December 31, 2001 and 2000

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    11.      Fair Value of Financial Instruments

    The Company's financial instruments consist of cash, accounts receivable, accounts payable, and accrued expenses. The carrying amounts of financial instruments approximate fair value due to their short maturities.

    12.      Royalty Expense

    Royalty expense is recorded and paid based upon the sale of products, services, and rights related to patents according to a contractual agreement (see Note I.)

    13.      Advertising

    Advertising costs are charged to expense as incurred and were $329,733 and $70,768 for the years ended December 31, 2001 and 2000, respectively.

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

    16.      Research and Development

    The Company expenses research and development costs as incurred. Such costs include certain prototype products, test parts, consulting fees, and costs incurred with third parties to determine feasibility of products. Costs incurred for research and development were $96,820 and $48,253 in 2001 and 2000, respectively.

                                  MIRENCO,Inc.
                          (a development stage company)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                           December 31, 2001 and 2000

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     17. Accounts Receivable

    The Company considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required. If amounts become uncollectible, they will be charged to operations when that determination is made.

     18. Use of Estimates

    In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE B - REALIZATION OF ASSETS

    The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. During the Company's development stage, management and other personnel have been focused on fund raising in lieu of product sales. In an effort to make the transition from a development stage company to a viable business entity, the Company's management team has diligently explored several market segments relative to the Company's product and service lines over the past three years. From that exploration the Company has decided it is in its best interests to explore the use of existing well-established distribution channels for marketing and selling the DriverMax(R) product line. Management also believes a large untapped market exists for the Company's testing services and the information provided by those services. Those two main themes were used in preparing a 3-year business plan, which will focus the Company's efforts on the sale of products and services with sensible controls over expenses. Management believes these steps and the funds to be raised will be sufficient to provide the Company with the ability to continue in existence.

                                 MIRENCO, Inc.
                         (a development stage company)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                           December 31, 2001 and 2000

NOTE C - OTHER CURRENT ASSETS

     Other assets consisted of the following at December 31,


                                                      2001                 2000
                                                  -------------       --------------
         Prepaid legal, stock-based (note K)        $       -          $     74,850
         Other prepaid expenses                         6,414                     -
         Interest receivable                           38,853                91,966
         Nontrade receivables                               -                 3,536
                                                  -------------       --------------
                                                    $  45,267          $    170,352
                                                  =============       ==============


NOTE D - PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at December 31,

                                                                        2001                  2000
                                                                 ------------------    ------------------
         Building                                                $    1,226,292          $         -
         Computer equipment                                              77,644               35,199
         Manufacturing and test equipment                                61,022               45,811
         Other equipment                                                 65,411               27,499
                                                                  ------------------    ------------------
                                                                       1,430,369                108,509
            Less accumulated depreciation                               (79,538)               (18,148)
         Building-in-progress construction                                   -                561,102
                                                                  ------------------    ------------------
                                                                     $ 1,350,831           $    651,463
                                                                  ==================    ==================

    The Company recorded $61,390 and $17,247, respectively, of depreciation expense for the years ended December 31, 2001 and 2000.

                              MIRENCO, Inc.
                      (a development stage company)

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED

                        December 31, 2001 and 2000

NOTE E - ACCRUED LIABILITIES

    Accrued expenses consisted of the following at December 31,


                                                 2001             2000
                                           --------------    --------------
    Royalty                                 $       458       $      920
    Payroll and payroll taxes                    11,283           15,060
    Other                                         1,425           19,581
    Interest                                          -           14,990
                                           --------------    --------------
                                            $    13,166       $   50,551
                                           ==============    ==============


NOTE F - CONCENTRATION OF CUSTOMERS

    The Company had four customers that accounted for 88% of 2001 sales and 100% of 2000 sales. A major customer is considered to be any customer that accounts for 10% or more of the Company's total sales.

NOTE G - LEASES

    The Company leased office space and equipment from a related party under an operating lease, which expired in December 2001. Total rental expense for this operating lease was $14,400 for each of the years ended December 31, 2001 and 2000.

    The Company entered into a lease agreement with its majority stockholder for the land on which the Company constructed a new facility. The lease establishes a perpetual term commencing October 1, 2000 at zero rental cost to the Company (see Note I).

                                 MIRENCO, Inc.
                         (a development stage company)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE H - INCOME TAXES

    Deferred taxes relate to amounts recognized for financial reporting which have not yet been recognized for income tax reporting. The tax effects of temporary differences related to assets and liabilities were as follows at December 31,


                                                     2001                 2000
                                              ------------------   ---------------
Deferred tax assets
    Net operating loss carryforward            $  (1,260,000)       $   (990,000)
    Stock-based compensation                        (613,900)           (613,900)
                                              ------------------   ---------------
                                                  (1,873,900)         (1,603,900)
    Deferred tax liability
       Accelerated depreciation                        6,181               2,780
       Amortization                                    2,690               2,010
                                              ------------------   ---------------
                                                       8,871               4,790
                                              ------------------   ---------------
                                                   (1,865,029)        (1,599,110)
          Less valuation allowance                  1,865,029          1,599,110
                                              ------------------   ---------------
    Net deferred tax                           $            -        $         -
                                              ==================   ===============


    The valuation allowance was established to reduce the deferred tax asset to an amount that will more likely than not be realized. The reduction is necessary given the Company's development stage, inability to generate profitable operations, and uncertainty about its ability to utilize net operating loss carryforwards before they expire starting in 2007. The valuation allowance was increased by $265,919 and $675,310 in fiscal years 2001 and 2000, respectively.

    The income tax benefit reflected in the statements of operations differs from the amounts computed at federal statutory income tax rates. The principal differences are as follows:


                                                                   2001                  2000
                                                             ------------------    ------------------
Federal and state income tax benefit computed at
   statutory rate                                             $   (550,610)         $   (277,800)
NOL carryforward adjustment                                         284,691             (397,510)
Increase in valuation allowance                                     265,919              675,310
                                                             ------------------    ------------------
    Net deferred tax                                          $           -         $          -
                                                             ==================    ==================

                                  MIRENCO,Inc.
                         (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS-CONTINUED

                           December 31, 2001 and 2000


NOTE I - RELATED PARTY TRANSACTIONS

    The Company purchased services from several entities with direct relationships to the majority stockholder of the Company. Such payments totaled $49,885 and $32,260 for the years ended December 31, 2001 and 2000, respectively.

    The Company entered into a lease with its majority stockholder for the land on which the Company constructed a new facility. The lease provides the Company with a buyout option upon the death of the majority stockholder at the then unimproved fair market value. In the event the Company defaults on the payment of any taxes or insurance or to perform any other obligation under the lease, or voluntarily declares bankruptcy, any of which are not cured within ten days or other reasonable time, the majority stockholder, as landlord, may terminate the lease, requiring the Company to vacate.

    On April 30, 1999, the Company entered into an agreement to acquire patents and trademarks from a company whose stockholders have controlling ownership in the Company for an initial price of $25,000. The patents and trademarks were recorded as a lump-sum purchase at the affiliate's carrying value, $9,800, at the date of purchase. The remaining $15,200 was recorded as a distribution to stockholders. Another payment per terms of the patent purchase agreement, $225,000, was paid in July 2000 and accounted for as a distribution to stockholders upon the completed sale of 1,000,000 shares of stock offered to the public. Also, the agreement provides for royalty payments in the amount of 3% of gross sales (including product sales, service revenues, and all revenues from sales of patent rights) for 20 years, which began November 1, 1999. This agreement can be terminated by the seller if the Company fails to make the above payments or becomes insolvent. From January 1 to October 31, 1999, the Company paid royalties for the use and potential marketing of the patents to the company that owned the patents based on 3% of sales calculated at an established unit price ($495) and minimum quantities (40 to 80 units per month), with payments generally made quarterly. The Company paid royalty fees to a company partially owned by the majority stockholder of the Company for the years ended December 31, 2001 and 2000 in the amounts of $2,334 and $3,304, respectively.

                                  MIRENCO,Inc.
                         (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS-CONTINUED

                           December 31, 2001 and 2000


NOTE J - COMMON STOCK OPTIONS

    During 1998, the Company established a nonqualified stock option plan (the 1998 Plan) pursuant to which options for up to 1,200,000 shares of the Company's authorized but unissued common stock may be granted to employees and certain nonemployees. During 1999, the Company adopted the 1999 Stock Option Plan (the 1999 Plan), which provides for granting of options to officers, employees, advisors and consultants of the Company, for the purchase of up to a total of 750,000 shares of the Company's authorized but unissued common stock. At December 31, 2000, options for an aggregate of 1,027,400 shares had been granted as shown below. The Company accounts for stock options in accordance with APB Opinion No. 25 and related interpretations, and compensation expense has been recorded in the amount of $75,000 for the year ended December 31, 1999, related to stock options granted for services rendered prior to the grant date.

    On December 31, 1998, the Company granted 367,400 options to employees pursuant to the 1998 Plan. The options are fully vested. The option price is $0.29. Compensation expense of $1,730,454 was recorded related to these options for the year ended December 31, 1998. The options expire December 31, 2008.

    On June 15, 1999, the Company granted 100,000 options to an employee for past service pursuant to the 1998 Plan. The options vested 50,000 shares at January 1, 2000, and the remaining shares vested and were exercisable at January 1, 2001. Compensation expense of $75,000 was recorded related to these options. The option price is $4.25 and expires June 15, 2009.

    On December 31, 1999, the Company granted 560,000 options to two key employees pursuant to the 1999 Plan. The options vest quarterly, starting January 1, 2000, through September 30, 2003. The option price is $5.00 and expires September 30, 2008. No compensation expense was recorded related to these options.

                                 MIRENCO, Inc.
                         (a development stage company)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                           December31, 2001 and 2000


NOTE J - COMMON STOCK OPTIONS - Continued

     Effective March 31, 2001, the Company established a nonqualified stock option plan (the 2001 Plan) pursuant to which options for up to 250,000 shares of the Company's authorized but unissued common stock may be granted to employees and certain nonemployees. At December 31, 2001, options for an aggregate of 3,560 shares had been granted as shown below. The options are fully vested. The option price is $5.00. No compensation expense was recorded related to the options as the exercise price exceeded the trading value at the date of grant. The options expire March 31, 2010.


                                                 Number of shares
                                         --------------------------------
                                                                                   Price
                                           Outstanding      Exercisable          per share
                                         --------------    --------------     ---------------
Outstanding, January 1, 2000                  367,400          367,400        $        0.29
Granted                                       660,000                -                 4.88
                                         --------------    --------------     ---------------
Outstanding, December 31, 2000              1,027,400          367,400                 3.24
Granted                                         3,560            3,560                 5.00
Exercised                                     (68,000)               -                 0.29
                                         --------------    --------------     ---------------
Outstanding, December 31, 2001                962,960          790,960        $        3.25
                                         ==============    ==============     ===============

     Had compensation cost for the 2001 Plan been determined based on the fair value of the options at the grant date, the Company's net loss would have increased by $106,217 in 2001 and $156,000 in 2000, resulting in a net loss for the years ended December 31, 2001 and 2000 in the amounts of $1,725,659 and $1,002,943, respectively. Net loss per share would have been $0.13 and $(0.08) for the years ended December 31, 2001 and 2000, respectively.

                                 MIRENCO, Inc.
                         (a development stage company)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                           December 31, 2001 and 2000


NOTE J - COMMON STOCK OPTIONS - Continued

  The following table summarizes information about options outstanding at December 31, 2001 and 2000 under the Compensatory Stock Option Plans:

                  2001 Compensatory Stock Options and Warrants
                  --------------------------------------------

                          Options outstanding                                           Options exercisable
------------------------------------------------------------------------------  ----------------------------------------
                                     Weighted average
     Range of          Number            Remaining          Weighted average         Number         Weighted-average
 exercise prices     outstanding     contractual life        exercise price        exercisable      exercisable price
-----------------  ---------------  --------------------  -------------------   ----------------  ---------------------
   $0.29-$5.00         962,960             6.92                $    3.25             790,960             $ 2.72


                  2000 Compensatory Stock Options and Warrants

                          Options outstanding                                             Options exercisable
------------------------------------------------------------------------------  ----------------------------------------
                                      Weighted average
     Range of          Number            Remaining          Weighted average        Number          Weighted-average
 exercise prices     outstanding     contractual life        exercise price       exercisable      exercisable price
-----------------  ---------------  --------------------  -------------------   ----------------  ---------------------
  $0.29 to $5.00      1,027,400         7.91 years            $   3.24               577,400             $  1.94

    The fair value of the options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2001 and 2000: dividend yield of zero percent; risk-free interest rate of 6%; assumed forfeiture of zero percent; and expected lives of 8-10 years. All stock splits have been reflected in the number of issued options.

NOTE K - STOCKHOLDERS' EQUITY

    In May 1997, the Company's Board of Directors authorized the Company to sell up to 200,000 shares of common stock at $5 per share in a Small Company Offering Registration in the State of Iowa. Total shares issued were 156,680, which resulted in proceeds of $788,400.

    In 1998, the Company issued 6,000 shares of common stock at $5 per share for legal fees incurred.

    In 1998, the Company's Board of Directors authorized the issuance of 19,520 shares of common stock to key employees for services rendered in 1998 and 1999. In conjunction with the issuance of the shares, the Company recorded compensation expense of $97,600, which approximated the fair market value of the shares at the time of issuance.

                                 MIRENCO, Inc.
                          (a development stage company)

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED

                           December 31, 2001 and 2000

    NOTE K - STOCKHOLDERS' EQUITY - Continued

    The Company's common stock was split three-for-one in June 1998 and five-for-one in April 1999.

    On May 15, 1999, the Company's stockholders authorized the Company to sell up to 150,000 shares of the Company's common stock at $5 per share. These shares will also require the Company to issue four stock warrants for each share of common stock purchased. The exercise price for these warrants totals $5 per share and may be exercised at any time prior to June 15, 2002. Total shares issued were 66,979, which resulted in proceeds of $334,895. At December 31, 2001 and 2000, the Company had 267,916 outstanding warrants.

    The Company's stockholders authorized the Company to sell up to 2,000,000 shares of common stock at $5 per share in a direct public offering in the State of Iowa (the Iowa-Only Offering). The proceeds from the Iowa-Only Offering are being used to fund additional sales and marketing activities, research and development efforts for new products, working capital, and operational costs. (See Note L.) Some of the funds were used to construct a state-of-the-art warehouse and distribution center, which now houses the corporate offices of the Company. As of December 31, 2001 and 2000, 1,561,248 shares had been sold.

    In 1999, the Company issued 30,000 warrants at an exercise price of $0.01 for legal fees. As of December 31, 2000, $74,850 had been accounted for as offering costs. The remaining $74,850 was recognized as legal expense upon the completion of the Company's registration under the Securities Act of 1933, which was May 14, 2001.

NOTE L - STOCK SUBJECT TO RESCISSION OFFER

    On August 12, 2000, the Company determined that resales of Iowa-Only shares by Iowa residents to non-Iowa residents violated certain provisions of the Securities Act of 1933. In response, the Company undertook an offering to rescind the earlier Iowa-Only Offering. As a result, the Iowa-Only Offering Shares, 1,561,248 shares, in the amount of $7,806,240, were classified as temporary equity.

                                 MIRENCO, Inc.
                         (a development stage company)

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED

                           December 31, 2001 and 2000

NOTE L - STOCK SUBJECT TO RESCISSION OFFER - Continued

    Once approved for distribution, the Rescission Offer was outstanding from January 26, 2001 to February 26, 2001. During this period Iowa-Only Offering Stockholders had the option to reject the Rescission Offer formally in writing, to take no action within the thirty days, thereby retaining their outstanding Iowa-Only Offering Shares, or to accept the Rescission Offer formally in writing. Seventy-one formal rescission acceptances representing 52,340 shares were received from Iowa-Only Offering Stockholders, resulting in a total of $276,690 being paid in cash to these stockholders for the return of their original investment plus interest at 8% annually. The maximum obligation under this offer is estimated at $8,100,000, including the original investment plus interest at approximately 8% per year. As a result of the recession, the Company paid interest in the amount of $14,990.

    As a result of the Rescission Offer, the Company has classified the Iowa-Only Offering Shares and proceeds as temporary equity. These shares will remain in temporary equity until such time as the violations under the securities laws have been cured. Subsequent to the close of the original sale of Iowa-only offering shares, the Company believes that Iowa-Only Offering Stockholders are estopped from arguing injury. However, the Company will continue to be contingently liable to such stockholders during the statute of limitations, a period of three years from the date of the Rescission Offer. The Company is unable to quantify the amount of such contingent liability, the claim must be brought through individual lawsuit, the Company intends to vigorously defend any such lawsuit believing it has valid defenses, and, finally, management considers the probability that it will incur any obligation under such contingent liability to be remote. The Company will continue to assess the effect of this contingent liability on its financial statements during the one-year period.

    If all of the Iowa-Only Offering Stockholders elect to rescind their investment, these elections will materially affect the Company's financial position, results of operations, and cash flows. If, during the subsequent year that the Company continues to be contingently liable, to the extent that any of the Iowa-Only Offering Stockholders obtain a judgment for damages against the Company, if material, the judgment could impact the Company's liquidity and its ability to implement its business plan and continue as a going concern.

ITEM 8.  Changes in and Disagreements With Accountants on Accounting and
             Financial Disclosure

         None.

                                    PART III

ITEM 9.  Directors, Executive Officers, Promoters and Control Persons,
              Compliance With Section 16(a) of the Exchange Act

     As of the date of this Annual Report, based solely upon a review of copies of Forms 3, 4 and 5 and amendments thereto furnished to the Company during its most recent fiscal year, management believes that all directors and officers, both past and present, are in compliance with the reporting requirements of
Section 16(a) of the Securities Exchange Act of 1934. Biographical summaries concerning individuals serving on the Board of Directors, the Company's executive officers and significant employees, are shown below.

     Dwayne L. Fosseen, age 56, is founder, Chief Executive Officer, Chairman of the Board of Directors, and Principal (controlling) Stockholder of Mirenco, Inc. Mr. Fosseen has personally been involved in major projects with the U.S. Department of Agriculture, the U.S. Department of Energy, the Iowa Corn Growers Board, the National BioDiesel Board and the Iowa Soybean Promotions Board. Mr. Fosseen has over 15 years' experience in the field of heavy-duty engines and has directed major EPA testing efforts at Ortech Corporation, an international emissions testing company.

     J. Richard Relick, age 72, Chief Operating Officer, graduated from Dickinson College, Carlisle, Pennsylvania, in 1951 with a degree in economics and has a 1963 associate's degree in management from Northeastern University, Boston, Massachusetts. Mr. Relick has extensive management background in the introduction of new technology, having launched two new companies, one in the environmental area and another in biotechnology. Mr. Relick was a Group Vice President of Eco-Labs, a Fortune 500 company, and as President of Ventron Europe, formed a new company in Brussels, Belgium, to serve the world chemical and pharmaceutical markets. Mr. Relick served as a captain in the Marine Corps. He currently serves as director of Certech Corporation, a manufacturer of reusable oil filters, and Northern Probiotics, a producer of Antibiotic Replacement Therapy for humans and animals.

     Wayne Allison, age 41, served as President of Mirenco, Inc. from November 1999 to January 2002. From 1994 to 1999, Mr. Allison served as President of an international technology firm publicly traded in Israel, as CEO of a publicly traded business consolidation holding company, as well as a director and officer of other public companies. He has operated in a variety of roles in growth companies. Mr. Allison holds a bachelor's degree in Behavioral Psychology and Computer Science Engineering from the University of Texas at Arlington, and received a Masters Degree in Managerial Economics/Finance from Oklahoma University.

     Darrell R. Jolley, age 39, served as Mirenco, Inc.'s Chief Financial Officer from November, 1999 to January 2002. From 1996 to 1999 Mr. Jolley held a variety of positions in public reporting companies including Chief Financial Officer, Secretary, Treasurer and Director. Earlier in his career, Mr. Jolley was employed by Deloitte and Touche, an international CPA firm. He graduated from the University of Texas at Austin, majoring in the Business Honors Program with a specialization in Accounting. He obtained his CPA certification in January, 1989.

     Debbie L. Pickard, age 39, became employed as Chief Financial Officer of Mirenco, Inc. in January, 2002, after serving as an independent self-employed consultant to the Company's accounting department for nearly two years. Prior to 1999, Ms. Pickard served in the role of controller for two separate Midwest companies, and as the Business Office Manager in charge of Patient Accounts in a small Iowa hospital. She was employed by KPMG Peat Marwick, an international CPA firm, as a staff accountant from 1984 to 1987. In 1984, she received a Bachelor of Science Degree with a major in Accounting from the University of Nebraska at Omaha, and she obtained her CPA certification in the same year.

     Jerrold Handsaker, age 52, has been a Director of Mirenco, Inc. since June 1, 1998. He practiced general business law in Iowa for 22 years and was admitted to practice in all Iowa Courts, U.S. District Courts in Northern and Southern Iowa, the U.S. Tax Court and the U.S. Supreme Court. He holds two U.S. patents and is presently President and CEO of Innovative Lighting, Inc., a Roland, Iowa, manufacturing company, which manufactures and markets products to the worldwide marine and RV industries. He is a member of the Iowa State Bar Association, the National Marine Manufacturer's Association, and the American Boat and Yacht Council. Mr. Handsaker received his undergraduate degree from Iowa State University in 1972 and his juris doctorate degree from Drake University in 1975.

     Don D. Williams, age 68, a lifelong resident of Williams, Iowa, has been involved in the grain business and is a major producer of livestock. Mr. Williams has also been associated with real estate as a licensed associate. Mr. Williams has served as an officer of the County Farm Bureau Board, Heart of Iowa Realtors Board, and the County Compensation and Extension Board. A director of Mirenco, Inc. since June 1, 1998, Mr. Williams is also a veteran of the Korean War.

     Greg DeJong, age 48, joined Mirenco, Inc.'s board of directors in September, 2001. As former vice-president and current president/owner of DeJong Manufacturing, Inc. in New Sharon, Iowa, he has spent the last 6 years in this sheet metal fabricating business, which provides finished assemblies for original equipment manufacturers. During the 20 years prior, Mr. DeJong owned and operated an agricultural fertilizer/chemical business in the New Sharon area, and earlier in his career, Mr. DeJong operated a family farming/livestock operation.

ITEM 10.  Executive Compensation

     The following table sets forth the compensation of the named executive officers for each of the Company's last three completed fiscal years.

                           Summary Compensation Table


                                                                          Long-Term
                                       Annual Compensation               Compensation
                              ----------------------------------        ---------------
       Name and                                                             Options            All Other
  Principal Position           Year           Salary     Bonus              Awarded          Compensation
----------------------------  ------        ---------   --------        ---------------      ------------
Dwayne Fosseen, CEO            2001          $ 79,375    $ -0-               -0-                $ -0-
                               2000          $ 75,000    $ -0-               -0-                $ -0-
                               1999          $ 35,596    $ -0-               -0-                $ -0-


Option Grants

     There were no grants of stock options made to any executive officers during the Company's latest completed fiscal year.

Aggregate Option Exercises and Fiscal Year-End Option Value

     There were no stock option exercises made by executive officers during the year ended December 31, 2001.

Compensation of Directors

     There was no compensation to directors during the year ended December 31, 2001.

ITEM 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth the individuals serving on the Board of Directors, the Company's executive officers and significant employees, and information with respect to the number of shares of the Company's common stock beneficially owned by each of them directly or indirectly, as of March 31, 2002. The number of shares beneficially owned includes shares, if any, held in the name of the spouse, minor children, or other relatives of the individual living in his home, as well as shares, if any, held in the name of another person under an arrangement whereby the individual enjoys the right to vote or the use of the income, or whereby the individual can vest or revest title in himself or herself at once or at some future time.


    Name, Position and Address             Amount Beneficially                   Percent
    of Beneficial Owner                           Owned                          of Class
    -------------------                    -------------------                  ---------


    Dwayne Fosseen, Director, Chairman           9,047,900         (a)             68.5%
    Of the Board and Chief Executive Officer
    206 May Street
    Radcliffe, IA  50230

    Don Williams, Director                         342,800                          2.6%
    206 May Street
    Radcliffe, IA  50230

    Jerrold Handsaker, Director                     38,030                           .3%
    206 May Street
    Radcliffe, IA  50230


         J Richard Relick, Director and Chief           100,400         (b)              .8%
         Operating Officer
         206 May Street
         Radcliffe, IA  50230

         Wayne Allison, Former President                175,000         (c)             1.3%
         12910 Cottonwood Ln
         Springfield, NE  68059

         Darrell R. Jolley, Former Chief                175,000         (d)             1.3%
         Financial Officer
         4224 Fair Oaks
         Grapevine, TX  76051

         Greg DeJong, Director                           20,000                          .2%
         206 May Street
         Radcliffe, IA  50230

         Debbie L. Pickard, Chief Financial                 200                         0.0%
         Officer
         206 May Street
         Radcliffe, IA  50230


         All Directors and Officers as a Group        9,899,330         (e)            74.9%
         (8 persons)

(a) Dwayne Fosseen's beneficial ownership includes 3,200 shares owned by family members in his household and 36,000 shares, which are acquirable within 60 days pursuant to the exercise of outstanding stock options owned by his spouse.
(b) J. Richard Relick's beneficial ownership includes 100,000 shares, which are acquirable within 60 days pursuant to the exercise of out-standing stock options.
(c) Wayne Allison's beneficial ownership includes 175,000 shares, which are acquirable within 60 days pursuant to the exercise of outstanding stock options.
(d) Darrell R. Jolley's beneficial ownership includes 175,000 shares, which are acquirable within 60 days pursuant to the exercise of outstanding stock options.
(e) The beneficial ownership of all directors and executive officers as a group includes 453,200 shares which are acquirable within 60 days pursuant to the exercise of outstanding stock options.

ITEM 12.  Certain Relationships and Related Transactions

         The Company purchased services from several entities with direct relationships to the majority stockholder of the Company. Such payments totaled $49,885 and $32,260 for the years ended December 31, 2001 and 2000, respectively.

         The Company entered into a lease with its majority stockholder for the land on which the Company constructed a new facility. The lease provides the Company with a buyout option upon the death of the majority stockholder at the then unimproved fair market value. In the event the Company defaults on the payment of any taxes or insurance or to perform any other obligation under the lease, or voluntarily declares bankruptcy, any of which are not cured within ten days or other reasonable time, the majority stockholder, as landlord, may terminate the lease, requiring the Company to vacate.

         On April 30, 1999, the Company entered into an agreement to acquire patents and trademarks from a company whose stockholders have controlling ownership in the Company for an initial price of $25,000. The patents and trademarks were recorded as a lump-sum purchase at the affiliate's carrying value, $9,800, at the date of purchase. The remaining $15,200 was recorded as a distribution to stockholders. Another payment per terms of the patent purchase agreement, $225,000, was paid in July 2000 and accounted for as a distribution to stockholders upon the completed sale of 1,000,000 shares of stock offered to the public. Also, the agreement provides for royalty payments in the amount of 3% of gross sales (including product sales, service revenues, and all revenues from sales of patent rights) for 20 years, which began November 1, 1999. This agreement can be terminated by the seller if the Company fails to make the above payments or becomes insolvent. From January 1 to October 31, 1999, the Company paid royalties for the use and potential marketing of the patents to the company that owned the patents based on 3% of sales calculated at an established unit price ($495) and minimum quantities (40 to 80 units per month), with payments generally made quarterly. The Company paid royalty fees to a company partially owned by the majority stockholder of the Company for the years ended December 31, 2001 and 2000 in the amounts of $2,334 and $3,304, respectively.

ITEM 13.  Exhibits and Reports on Form 8-K

(a)      Reports on Form 8-K

There were no reports filed on Form 8-K during the fourth quarter of the year ended December 31, 2001.

(b)      Exhibits

The following are the exhibits to this annual report.

   3.1          Certificate of Incorporation of Registrant.
   3.2          Certificates of Amendment to the Certification of Incorporation.
   3.3          Bylaws of Registrant
   3.4          Form of Stock Certificate
   5.1          Opinion of Counsel as to the Legality of the Shares.
   10.1(a)      Employment Agreement between Registrant and Dwayne L. Fosseen.
   10.1(b)      Employment Agreement between Registrant and J. Rickard Relick.
   10.1 (c)     Employment Agreement between Registrant and Wayne Allison.
   10.1(d)      Employment Agreement between Registrant and Darrell Jolley.
   10.2(a)      Stock Option Agreement between Registrant and Wayne Allison.
   10.2(b)      Stock Option Agreement between Registrant and Bruce Bergeron.
   10.2(c)      Stock Option Agreement between Registrant and Richard Evans.
   10.2(d)      Stock Option Agreement between Registrant and Betty Fosseen.
   10.2(e)      Stock Option Agreement between Registrant and Darrell Jolley.
   10.2(f)      Stock Option Agreement between Registrant and J. Richard Relick.
   10.2(g)      Stock Option Agreement between Registrant and Dave Stone.


   10.3         American Technologies LLC, Fosseen Manufacturing & Development, Mirenco, Inc.,
                         Ethaco Agreements to Terminate Prior Agreements and Transfer License,
                         respectively.
   10.4         Purchase Agreement Between Registrant and American Technologies, LLC.
   10.5         Environmental Regulatory Approvals with the U.S. Environment Protection Agency and
                         California Air Resources Board.
   10.6         Summary of Patents and Associated Service Marks.
   10.7         Copies of U.S. and Canadian Patents Issued to Dwayne L. Fosseen.
   10.8         Summary of Mexican Patents and Associated Protections Issued to Dwayne L. Fosseen.
   10.9         Rental Agreement Between Registrant and Fosseen Manufacturing & Development, Inc.
   10.10        March 31, 2000 Warrant Agreement between Registrant and Duncan, Blum &
                         Associates.
   10.11        Registrant's 1999 Stock Compensation Plan.
   10.12        Registrant's 1998 Stock Compensation Plan.
   10.13(a)     Lease for Land.
   10.13(b)     Stock Option Agreement between Registrant and Betty Fosseen.
   10.13(c)     Stock Option Agreement between Registrant and Paul Fornier.
   10.13(d)     Stock Option Agreement between Registrant and Frank Annett.
   10.13(e)     Stock Option Agreement between Registrant and Duane Talbot.
   10.13(f)     Stock Option Agreement between Registrant and Norma Fiddelke.
   10.13(g)     Stock Option Agreement between Registrant and Richard Moffitt.
*  10.14        2001 Common Stock Compensation Plan.

                Except as noted, these exhibits were filed in the July 10, 2000 and March 4, 2001 Registration Statements. Since no changes to such filings have occurred and/or are not material, these exhibits are not filed herewith and are hereby incorporated by reference.
*               Filed herewith

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mirenco, Inc.
(Registrant)



By:       /s/  Debbie L. Pickard
         --------------------------------------
         Debbie L. Pickard
         Chief Financial Officer

         Date:  April 1, 2002
                -------------

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:       /s/  Dwayne Fosseen
         -------------------------------------
         Dwayne Fosseen
         Chairman of the Board,
         Chief Executive Officer
         and Director

         Date:   April 1, 2002
                --------------


By::      /s/  Don Williams
         -----------------------------------
         Don Williams
         Director

         Date:  April 1, 2002
                -------------


By::      /s/  J. Richard Relick
         --------------------------------------------
         J. Richard Relick
         Director, Chief Operating Officer,
         and Secretary

         Date:  April 1, 2002
                -------------