Form 10QSB
period 2002-03-31
MIRENCO INC
filed 2002-05-14
CIK 1041609

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                   -----------

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                   For the quarterly period ended March 31, 2002

[_]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                For the transition period from ______________ to _______________

                                                Commission file number 333-41092

                                  Mirenco, Inc.
        (Exact name of small business issuer as specified in its charter)

             Iowa                                                39-1878581
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)

               206 May Street, P.O. Box 343, Radcliffe, Iowa 50230
                    (Address of principal executive offices)

                                 (515) 899-2164
                           (Issuer's telephone number)

________________________________________________________________________________
   (Former name, former address and former fiscal year, if changed since last report)


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                -------------------------------------------------
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS
                   -------------------------------------------

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ] Not applicable


                      APPLICABLE ONLY TO CORPORATE ISSUERS
                      ------------------------------------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 13,274,687 shares of no par value common stock as of March 31, 2002.

    Transitional Small Business Disclosure Format (Check one): Yes [X] No [_]

Cautionary Statement on Forward-Looking Statements.

    The discussion in this Report on Form 10-QSB, including the discussion in
    Item 2 of PART I contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about the Company's business, based on management's current beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", believes", "plans", "seeks", "estimates", and similar expressions or variations of these words are intended to identify such forward-looking statements. Additionally, statements that refer to the Company's estimated or anticipated future results, sales or marketing strategies, new product development or performance or other non-historical future results, sale or marketing strategies, new product development or performance or other non-historical facts are forward-looking and reflect the Company's current perspective based on existing information. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks, and uncertainties include those set forth below in Item 1 as well as previous public filings with the Securities and Exchange Commission. The discussion of the Company's financial condition and results of operations included in Item 2 of PART I should also be read in conjunction with the financial statements and related notes included in
    Item 1 of PART I of this quarterly report. These quarterly financial statements do not include all disclosures provided in the annual financial statements and should be read in conjunction with the annual financial statements and notes thereto included in the Company's Form 10K filed on April 1, 2002. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

                   [Balance of page left intentionally blank]

                         PART I - Financial Information

Item I.  Financial Statements

                                  MIRENCO, Inc.
                          (a development stage company)
                                 BALANCE SHEETS
                                   (unaudited)

                                                                        March 31,             March 31,
                                                                         2002                   2001
                                                                     --------------        ---------------
       ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                         $ 2,804,187            $ 5,018,856
    Accounts receivable                                                    14,360                 15,799
    Inventories                                                           213,418                 83,373
    Other                                                                  63,954                167,758
                                                                      -----------            -----------
             Total current assets                                       3,095,919              5,285,786

PROPERTY AND EQUIPMENT, net                                             1,329,999                883,953

PATENTS AND TRADEMARKS, net of accumulated amortization
    of $2,940 and $2,353 in 2002 and 2001, respectively                     6,860                  7,447

OTHER ASSETS                                                               11,269                 11,538
                                                                      -----------            -----------
                                                                      $ 4,444,047            $ 6,188,724
                                                                      ===========            ===========

       LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
    Accounts payable                                                  $    16,847            $    72,835
    Accrued liabilities                                                    17,008                 39,555
                                                                      -----------            -----------
             Total current liabilities                                     33,855                112,390


COMMITMENTS AND CONTINGENCIES                                                   -                      -

STOCK SUBJECT TO RESCISSION OFFER
    Common stock, no par value; 1,508,908 shares issued and
       outstanding                                                      7,544,540              7,544,540

STOCKHOLDERS' DEFICIT
    Common stock, no par value; 30,000,000 shares authorized,
       11,765,779 and 11,697,779 shares issued and outstanding
       at March 31, 2002 and 2001, resepectively                          751,010                731,290
     Additional paid-in capital                                         1,714,954              1,714,954
     Deficit accumulated during development stage                      (5,600,312)            (3,914,450)
                                                                      -----------            -----------
                                                                       (3,134,348)            (1,468,206)
                                                                      -----------            -----------
                                                                        4,444,047              6,188,724
                                                                      ===========            ===========

                                  MIRENCO, Inc.
                          (a development stage company)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                    Period from
                                                                                    February 21,
                                                 Three months     Three months         1997
                                                     ended           ended         (inception) to
                                                  March 31,        March 31,         March 31,
                                                     2002            2001              2002
                                                 ------------     ------------     --------------
Sales                                            $     23,054     $     20,629     $      458,422

Cost of sales                                          15,602           15,265            462,983
                                                 ------------     ------------     --------------

          Gross profit (loss)                           7,452            5,364             (4,561)

Salaries and wages                                    172,732          157,173          1,638,629
Stock-based compensation                                    -                -          1,933,054
Royalty expenses                                          692              619             24,859
Marketing and advertising                              15,949           21,229            475,560
Other general and administrative expenses             165,621          163,617          2,006,498
                                                 ------------     ------------     --------------

                                                      354,994          342,638          6,078,600
                                                 ------------     ------------     --------------

          Loss from operations                       (347,542)        (337,274)        (6,083,161)

Other income (expense)
   Interest income                                     24,853           80,769            498,114
   Interest expense                                      (235)               -            (15,265)
                                                 ------------     ------------     --------------
                                                       24,618           80,769            482,849
                                                 ------------     ------------     --------------

          NET LOSS
                                                 $   (322,924)    $   (256,505)    $   (5,600,312)
                                                 ============     ============     ==============

Net loss per share available for common
 shareholders - basic and diluted                $      (0.02)    $      (0.02)
                                                 ============     ============

Weighted-average shares outstanding -
 basic and diluted                                 13,274,687       13,092,513
                                                 ============     ============

                                  MIRENCO, Inc.
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                Period from
                                                                                                February 21,
                                                            Three months     Three months           1997
                                                               ended            ended          (inception) to
                                                              March 31,        March 31,          March 31,
                                                                2002             2001               2002
                                                            ------------     -------------     --------------
Cash flows from operating activities
  Net loss                                                  $   (322,924)    $    (256,505)    $   (5,600,312)
  Adjustments to reconcile net loss to net cash
   and cash equivalents used in operating activities:
    Stock-based compensation                                           -                 -          1,933,054
    Depreciation and amortization                                 21,077             8,243            103,310
    (Increase) decrease in assets:
       Accounts receivable                                        (2,505)           24,568            (14,360)
       Inventories                                               (48,888)            9,128           (213,418)
       Other                                                     (17,598)              824               (373)
    Increase (decrease) in liabilities:
       Accounts payable                                          (30,616)           53,476             16,847
       Accrued liabilities                                         3,842           (10,996)            17,008
                                                            ------------     -------------     --------------
    Net cash used in operating activities                       (397,612)         (171,262)         3,758,244)

Cash flows from investing activities
  Purchase of property and equipment                                   -          (240,245)        (1,430,369)
  Purchase of patents and trademarks                                   -                 -             (9,800)
                                                            ------------     -------------     --------------
    Net cash used in investing activities                              -          (240,245)        (1,440,169)

Cash flows from financing activities
    Proceeds from sale of stock, net
       of offering costs                                               -                 -          8,504,500
    Refund of common stock in rescission offer                         -          (261,700)          (261,700)
    Distribution to stockholders                                       -                 -           (240,200)
                                                            ------------     -------------     --------------
       Net cash provided (used) by financing activities                -          (261,700)         8,002,600
                                                            ------------     -------------     --------------

Change in cash and cash equivalents                             (397,612)         (673,207)         2,804,187

Cash and cash equivalents, beginning of period                 3,201,799         5,692,063                  -
                                                            ------------     -------------     --------------

Cash and cash equivalents, end of period                    $  2,804,187     $   5,018,856     $    2,804,187
                                                            ============     =============     ==============

Supplementary disclosure of cash flow information:
  Cash paid during the year for:
       Interest                                             $          -     $      14,990     $       14,990

                                  MIRENCO, Inc.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2002 and 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

    1.   Nature of Business

    MIRENCO, Inc. (the Company) was incorporated as an Iowa corporation in 1997. The Company is a global marketing company that performs testing services and distributes a variety of automotive and aftermarket products for which they have exclusive licensing rights. The products primarily reduce emissions and increase vehicle performance.

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

    6.   Patents and Trademarks

    Patents and trademarks will be amortized on the straight-line method over their remaining legal lives of approximately 8 years. The company recorded amortization expense of $245 and $489 for the three months ended March 31, 2002 and 2001, respectively.

                                  MIRENCO, Inc.
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                             March 31, 2002 and 2001

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

    10.  Net Loss Per Share

    Basic net loss per share is calculated on the basis of the weighted-average number of common shares outstanding during the periods, which includes the effects of all stock splits. Net loss per share, assuming dilution, is calculated on the basis of the weighted-average number of common shares outstanding and the dilutive effect of all potential common stock equivalents. Net loss per share assumes dilution for the three months ended March 31, 2002 and 2001 is equal to basic net loss per share, since the effect of common stock equivalents outstanding during the periods is antidilutive.

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

    13.  Advertising

    Advertising costs are charged to expense as incurred and were $15,949 and $21,229 for the three months ended March 31, 2002 and 2001, respectively.

                                  MIRENCO, Inc.
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                             March 31, 2002 and 2001

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

    16.  Research and Development

    The Company expenses research and development costs as incurred. Such costs include certain prototype products, test parts, consulting fees, and costs incurred with third parties to determine feasibility of products. Costs incurred for research and development were $39,923 and $22,855 for the three months ended March 31, 2002 and 2001, respectively.

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

    19.  Basis of Presentation

    The accompanying financial statements of Mirenco, Inc., included herein are unaudited, but include all adjustments consisting of normal recurring accruals which the Company deems necessary for a fair presentation of its financial position, results of operations and cash flows for the interim period. Such results are not necessarily indicative of results to be expected for the full year. These financial statements do not include all disclosures provided in the annual financial statements and should be read in conjunction with the annual financial statements and notes thereto included in the Company's Form 10K filed on April 1, 2002.

                   [Balance of page left intentionally blank]

                                  MIRENCO, Inc.
                          (a development stage company)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                             March 31, 2002 and 2001

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

    Once approved for distribution, the Rescission Offer was outstanding from January 26, 2001 to February 26, 2001. During this period Iowa-Only Offering Stockholders had the option to reject the Rescission Offer formally in writing, to take no action within the thirty days, thereby retaining their outstanding Iowa-Only Offering Shares, or to accept the Rescission Offer formally in writing. Seventy-one formal rescission acceptances representing 52,340 shares were received from Iowa-Only Offering Stockholders, resulting in a total of $276,690 being paid in cash to these stockholders for the return of their original investment plus $14,990 in interest at 8% annually.

    As a result of the Rescission Offer, the Company classified the Iowa-Only Offering Shares and proceeds as temporary equity. These shares will remain in temporary equity until such time as the violations under the securities laws have been cured. The Company believes that Iowa-Only Offering Stockholders are estopped from arguing injury now that the Iowa-Only Offering is closed. However, the Company will continue to be contingently liable to such stockholders during the statute of limitations, a period of three years from the date of the original sale of Iowa-Only Offering Shares. The Company is unable to quantify the amount of such contingent liability because the claim must be brought through individual lawsuit, the Company intends to vigorously defend any such lawsuit believing it has valid defenses, and, finally, management considers the probability that it will incur any obligation under such contingent liability to be remote. The Company will continue to assess the effect of this contingent liability on its financial statements during the three-year period.

    During the three-year period that the Company continues to be contingently liable, to the extent that any of the Iowa-Only Offering Stockholders obtain a judgment for damages against the Company, if material, the judgment could impact the Company's liquidity and its ability to implement its business plan and continue as a going concern.

NOTE C - STOCK WARRANTS

    On May 15, 1999, the Company's stockholders authorized the Company to sell up to 150,000 shares of the Company's common stock at $5 per share. These shares will also require the Company to issue four stock warrants for each share of common stock purchased. The exercise price for these warrants totals $5 per share and may be exercised at any time prior to June 15, 2002. Total shares issued were 66,979, which resulted in proceeds of $334,895. At March 31, 2002 and 2001, the Company had 267,916 outstanding warrants. On April 24, 2002 the Company's Board of Directors voted to extend the expiration date for these warrants to 5:00 PM Central Daylight Savings Time ("CDST") on June 24, 2004.

                   [Balance of page left intentionally blank]

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General and Background

         We have incurred annual losses since inception while developing and introducing our original products and focusing management and other resources on capitalizing the Company to support future growth. DriverMax(R) accounts for approximately 73% of our product sales during our development stage, being the most readily marketable of our fully developed products. HydroFire(R) accounts for the remainder. No sales have been conditioned on other performance or approval. Relatively high management, personnel, consulting and marketing expenditures have been incurred since inception in preparation for the commercialization of our products.

         From July 30, 1999 through July 30, 2000, we raised $7,806,240 from our Iowa-Only Offering. On August 12, 2000, we determined that resales of Iowa-Only shares by Iowa residents to non-Iowa residents violated certain provisions of the Securities Act of 1933. In response, we undertook an offering to rescind the earlier Iowa-Only Offering in an offering effective January 26, 2001. The Rescission Offer terminated on February 26, 2001 with the result that we refunded 52,340 shares or $261,700, incurring interest expense of $14,990. As a result, at March 31, 2002, the 1,508,908 Iowa-Only Offering Shares, in the amount of $7,544,540, are classified as temporary equity. These shares will remain in temporary equity until such time as the violations under the securities laws have been cured. Now that the Rescission Offer is closed, management believes that Iowa-Only Offering Stockholders are estopped from alleging injury. However, we will continue to be contingently liable to such stockholders during the statute of limitations, a period of three years from the date of the original sale of Iowa-Only Offering Shares. We are unable to quantify the amount of any such contingent liability because the claim must be brought through individual lawsuit, which we would vigorously defend with valid defenses, and we consider the probability of any obligation under such contingent liability to be remote. We will continue to assess the effect of this contingent liability on our financial statements during the statute of limitations.

Liquidity and capital resources

          Cash and Equivalents are currently the Company's only source of liquidity. There were no material commitments for capital expenditures as of March 31, 2002. In addition there are no planned material capital expenditures as of March 31, 2002 which may require the use of financing. At March 31, 2001 the Company had outstanding commitments totaling approximately $436,000 to finish the new corporate headquarters facility, which was completed in August 2001. The changes in Cash and Equivalents for the three months ended March 31, 2002 and 2001 can be reviewed in the Statements of Cash Flows in PART I Item 1 above. As planned sales of our products and services occur during 2002, management hopes to achieve greater economies of scale with regard to distribution, selling, general and administrative expenses. However, it is reasonably likely that cash and equivalents will continue to decrease during 2002 with a corresponding decrease in interest income until formal sales agreements can be secured with potential customers, which is expected to occur beginning in the second quarter of 2002.

          Since acceptance or the affirmative rejection or failure to respond to the Rescission Offer does not act as a release of claims, eligible Iowa-Only Offering Stockholders who have accepted, rejected, or failed to respond to the Rescission Offer retain any rights of claim they may have under federal securities laws. Any subsequent claims by an Iowa-Only Offering Stockholder are subject to any defenses we may have, including the running of the statute of limitations and/or estoppel. In general, to sustain a claim based on violations of the registration provisions of federal securities laws, the claim must be brought within one year after discovery of the violation upon which the claim is based, in this case, based on the date of the sale (or three years from the date of the original sale of Iowa-Only Offering Shares). Under the principle of estoppel, the person bringing a claim must carry the burden of proof of why he or she took no action under the Rescission Offer and/or how he or she may have been injured.

         According to the terms of our purchase agreement with American Technologies to acquire the patents and trademarks, we will pay a 3% royalty of annual gross sales for a period of 20 years, which began November 1, 1999.

Results of Operations

         There were no material changes in gross sales and cost of sales for the three months ended March 31, 2002 compared to the three months ended March 31, 2001. In the future management hopes to realize increased licensing revenue with the implementation of a recently signed (February 19, 2002) sales representation agreement between the Company and SPAP COMPANY LLC, a limited liability company based in California. SPAP is a company engaged in international trade on a worldwide basis with over fourteen years of experience in the international marketplace and has developed a significant presence and expertise in the Asian Pacific, European and other world markets. The Company is desirous of selling or licensing its product(s) into the Japanese market and world market and has contracted with SPAP to contact Original Equipment Manufacturers (OEM) and Aftermarket customers in the Asian Pacific market and determine the methods by which that market can be commercially penetrated through SPAP as a sales representative. Management continues to pursue other means of distributing our products and services domestically as well.

         A total of fourteen individuals were employed with the Company at March 31, 2002 compared to only eleven at March 31, 2001 causing the net $15,559 increase in salaries and wages expense for the three months ended March 31, 2002 over the same period a year ago. Due to several personnel additions during later quarters of 2001, and several terminations of higher paid personnel early in the first quarter of 2002, total salaries and wages expense for the fiscal year ending December 31, 2002 is actually expected to be lower than that of the fiscal year ending December 31, 2001, assuming no further changes during 2002.

         Royalty expense for the three months ended March 31, 2002 and 2001 was 3% of sales calculated per the patent purchase agreement with American Technologies.

         Marketing and advertising expenses during the three months ended March 31, 2002 were all product related, while during the three months ended March 31, 2001 we incurred expenses totaling $15,385 which were classified as advertising and were associated with printing and mailing information to shareholders explaining the rescission offer described above. Actually the marketing campaign of our products was intensified during the three months ended March 31, 2002 with advertisements placed in three major transportation, fleet maintentance, and OEM publications.

         A comparative breakdown of "Other general and administrative expenses" per the Statements of Operations included in PART I Item 1above is as follows:

                                                          Three months     Three months
                                                              ended           ended
                                                            March 31,        March 31,
                                                              2002             2001         Note
                                                          -------------    ------------
               Depreciation and amortization                 $   21,077      $    8,243       1
               Insurance                                         10,276           2,822       2
               Legal and accounting                              38,062          74,163       3
               Office expenses                                   11,473          23,364       4
               Research and development                          39,923          22,855       5
               Travel                                            27,386          18,920       6
               Utilities                                         17,424          13,250       1
                                                             ----------      ----------
               Total general and administrative expenses     $  165,621      $  163,617
                                                             ==========      ==========

                 1 The corporate headquarters facility, valued at $1,226,292 was placed into service during the second quarter of 2001, which explains the material increase in depreciation and amortization expense for the three months ended March 31, 2002 compared to the same three-month period a year ago. Since this facility is larger than the former headquarters location, utilities expenses are also slightly higher in the first quarter of 2002 compared to 2001.

                 2 The increase in insurance expense is primarily due to a rise in premium rates for directors' and officers' liability coverage. Rates for this type of coverage have increased nationwide over the past year.

                 3 The legal and accounting expenses incurred during the first quarter of 2001 were related to the rescission offer described above. The expenses recorded for the first quarter of 2002 in this category relate to ordinary audit and legal expenses associated with public filings and normal business operations.

                 4 During the three months ended March 31, 2001 regular periodic mailings were being prepared and sent to all shareholders for the purpose of keeping them informed of corporate progress. Once the Company was listed on the Over The Counter Bulletin Board (OTCBB), these mailings ceased. All press releases are now done electronically, thereby reducing the cost of office supplies and postage.

                 5 An outside consultant was hired during June of 2001 for the purpose of developing our EconoCruise(R) product line. This research and development project continued during the three months ended March 31, 2002 resulting in project payments during the first quarter of $20,738. The remaining research and development expenses for the three months ended March 31, 2002 and 2001 relate to in-house testing of the DriverMax(R) product line.

                 6 The increase in first quarter travel expenses during 2002 over the first quarter of 2001 was due to four major sales trips taken in the first three months of 2002 for the purpose of promoting our products. Only one trip of this nature was made during the first quarter of 2001. In addition, during the first quarter of 2002 the Company began to incur travel costs associated with its newest marketing effort aimed at cleaning up the diesel school bus fleet in the United States. Basically, we intend to have our first marketing model in the state of Iowa, where we hope to be testing approximately 6,000 school buses twice each year to identify the acuteness of Iowa's school bus particulate (black smoke) problem. Once the initial baseline testing has been completed, we will be using our DriverMax(R) technology plus our knowledge of engine combustion to advise maintenance personnel in each school district in maintaining their diesel engines more effectively.

     Interest income continues to decline with decreasing Cash and Equivalent balances and low certificate of deposit interest rates.

Recent Accounting Pronouncements

     There are no recently issued accounting standards for which the impact on our financial statements at March 31, 2002 and 2001 is not known.

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

        None

Item 5.   Other Information

        None

Item 6.   Exhibits and Reports on Form 8-K

       a. Exhibits

          None

       b. Reports on Form 8-K

               There were no reports filed on Form 8-K during the three months ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               MIRENCO, INC.



Date: May 14, 2002             By: /s/ Dwayne Fosseen
                                   -------------------------
                                   Dwayne Fosseen
                                   Chairman and Chief Executive Officer

Date: May 14, 2002             By: /s/ Debbie L. Pickard
                                   -------------------------
                                   Debbie L. Pickard
                                   Chief Financial Officer