Form 10QSB
period 2002-06-30
MIRENCO INC
filed 2002-08-14
CIK 1041609

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE EXCHANGE ACT

For the transition period from _________________ to _________________

Commission file number 333-41092

Mirenco, Inc.
(Exact name of small business issuer as specified in its charter)

Iowa	39-1878581
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

206 May Street, P.O. Box 343, Radcliffe, Iowa 50230
(Address of principal executive offices)

(515) 899-2164
(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes  ☐        No  ☐ Not applicable

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 13,284,687 shares of no par value common stock as of June 30, 2002.

Transitional Small Business Disclosure Format (Check one): Yes  ☐    No  ☒

Cautionary Statement on Forward-Looking Statements.

The discussion in this Report on Form 10-QSB, including the discussion in Item 2 of PART I, contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about the Company’s business, based on management’s current beliefs and assumptions made by management. Words such as “expects”, “anticipates”, “intends”, believes”, “plans”, “seeks”, “estimates”, and similar expressions or variations of these words are intended to identify such forward-looking statements. Additionally, statements that refer to the Company’s estimated or anticipated future results, sales or marketing strategies, new product development or performance or other non-historical future results, sale or marketing strategies, new product development or performance or other non-historical facts are forward-looking and reflect the Company’s current perspective based on existing information. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks, and uncertainties include those set forth below in Item 1 as well as previous public filings with the Securities and Exchange Commission. The discussion of the Company’s financial condition and results of operations included in Item 2 of PART I should also be read in conjunction with the financial statements and related notes included in Item 1 of PART I of this quarterly report. These quarterly financial statements do not include all disclosures provided in the annual financial statements and should be read in conjunction with the annual financial statements and notes thereto included in the Company’s Form 10K filed on April 1, 2002. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

[Balance of page left intentionally blank]

PART I—Financial Information

Item I.    Financial Statements

MIRENCO, Inc.
(a development stage company)

BALANCE SHEETS
(unaudited)

	June 30, 2002	June 30, 2001
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,533,188	$3,988,147
Accounts receivable	16,834	16,376
Inventories	225,103	84,666
Other	33,430	98,643

Total current assets	2,808,555	4,187,832

PROPERTY AND EQUIPMENT, net	1,329,023	1,363,531

PATENTS AND TRADEMARKS, net of accumulated amortization of $3,186 and $2,758 in 2002 and 2001, respectively	6,615	7,043

OTHER ASSETS	11,693	12,207

TOTAL ASSETS	$4,155,886	$5,570,613

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$31,960	$35,387
Accrued liabilities	2,507	23,611

Total current liabilities	34,467	58,998

COMMITMENTS AND CONTINGENCIES	—	—

STOCK SUBJECT TO RESCISSION OFFER
Common stock, no par value; 1,508,908 shares issued and outstanding	7,544,540	7,544,540

STOCKHOLDERS’ DEFICIT
Common stock, no par value; 30,000,000 shares authorized, 13,284,687, and 11,765,779 shares issued and outstanding at June 30, 2002 and 2001, resepectively	760,010	751,010
Additional paid-in capital	1,714,954	1,714,954
Deficit accumulated during development stage	(5,898,085)	(4,498,889)

	(3,423,121)	(2,032,925)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,155,886	$5,570,613

MIRENCO, Inc.
(a development stage company)

STATEMENTS OF OPERATIONS
(unaudited)

	Six months ended June 30, 2002	Six months ended June 30, 2001	Period from February 21, 1997 (inception) to June 30, 2002
Sales	$59,117	$43,072	$494,485

Cost of sales	34,446	23,802	481,827

Gross profit	24,671	19,270	12,658

Salaries and wages	336,106	349,823	1,802,003
Stock-based compensation	9,000	—	1,942,054
Royalty expenses	1,773	1,292	25,940
Marketing and advertising	30,939	238,529	490,550
Other general and administrative expenses	310,753	413,005	2,151,630

	688,571	1,002,649	6,412,177

Loss from operations	(663,900)	(983,379)	(6,399,519)

Other income (expense)
Interest income	43,438	142,436	516,699
Interest expense	(235)	—	(15,265)

	43,203	142,436	501,434

NET LOSS	$(620,697)	$(840,943)	$(5,898,085)

Net loss per share available for common shareholders—basic and diluted	$(0.05)	$(0.06)

Weighted-average shares outstanding—basic and diluted	13,279,715	13,253,772

MIRENCO, Inc.
(a development stage company)

STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30, 2002	Three months ended June 30, 2001
Sales	$36,063	$22,443

Cost of sales	18,844	8,538

Gross profit (loss)	17,219	13,905

Salaries and wages	163,374	192,650
Stock-based compensation	9,000	—
Royalty expenses	1,082	673
Marketing and advertising	14,990	217,300
Other general and administrative expenses	145,132	249,389

	333,578	660,012

Loss from operations	(316,359)	(646,107)

Other income (expense)
Interest income	18,585	61,667
Interest expense	—	—

	18,585	61,667

NET LOSS	$(297,774)	$(584,440)

Net loss per share available for common shareholders—basic and diluted	$(0.02)	$(0.04)

Weighted-average shares outstanding—basic and diluted	13,279,715	13,253,772

MIRENCO, Inc.
(a development stage company)

STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30, 2002	Six months ended June 30, 2001	1997 (inception) to June 30, 2002
Cash flows from operating activities
Net loss	$(620,697)	$(840,943)	$(5,898,085)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Stock-based compensation	9,000	—	1,942,054
Depreciation and amortization	43,354	21,797	125,587
(Increase) decrease in assets:
Accounts receivable	(4,979)	23,991	(16,834)
Inventories	(60,573)	7,835	(225,103)
Other	12,502	69,268	29,727
Increase (decrease) in liabilities:
Accounts payable	(15,503)	16,028	31,960
Accrued liabilities	(10,659)	(26,940)	2,507

Net cash used in operating activities	(647,555)	(728,964)	(4,008,187)

Cash flows from investing activities
Purchase of property and equipment	(21,056)	(732,972)	(1,451,425)
Purchase of patents and trademarks	—	—	(9,800)

Net cash used in investing activities	(21,056)	(732,972)	(1,461,225)

Cash flows from financing activities
Proceeds from sale of stock, net
of offering costs	—	19,720	8,504,500
Refund of common stock in rescission offer	—	(261,700)	(261,700)
Distribution to stockholders	—	—	(240,200)

Net cash provided by (used in) financing activities	—	(241,980)	8,002,600

Change in cash and cash equivalents	(668,611)	(1,703,916)	2,533,188

Cash and cash equivalents, beginning of period	3,201,799	5,692,063	—

Cash and cash equivalents, end of period	$2,533,188	$3,988,147	$2,533,188

Supplementary disclosure of cash flow information:
Cash paid during the year for:
Interest

MIRENCO, Inc.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS
June 30, 2002 and 2001

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company’s significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

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

6.  Patents and Trademarks

Patents and trademarks will be amortized on the straight-line method over their remaining legal lives of approximately 7 years. The company recorded amortization expense of $490 and $893 for the six months ended June 30, 2002 and 2001, respectively.

MIRENCO, Inc.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS—CONTINUED
June 30, 2002 and 2001

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

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

9.  Stock-Based Compensation

The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” and elected to continue the accounting set forth in Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees.” This opinion requires that for options granted at less than fair market value, a compensation charge must be recognized for the difference between the exercise price and fair market value.

10.  Net Loss Per Share

Basic net loss per share is calculated on the basis of the weighted-average number of common shares outstanding during the periods, which includes the effects of all stock splits. Net loss per share, assuming dilution, is calculated on the basis of the weighted-average number of common shares outstanding and the dilutive effect of all potential common stock equivalents. Net loss per share assumes dilution for the six months ended June 30, 2002 and 2001 is equal to basic net loss per share, since the effect of common stock equivalents outstanding during the periods is antidilutive.

11.   Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, and accrued expenses. The carrying amounts of financial instruments approximate fair value due to their short maturities.

12.  Royalty Expense

Royalty expense is recorded and paid based upon the sale of products, services, and rights related to patents according to a contractual agreement.

13.   Advertising

Advertising costs are charged to expense as incurred and were $30,939 and $238,529 for the six months ended June 30, 2002 and 2001, respectively.

MIRENCO, Inc.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS—CONTINUED
June 30, 2002 and 2001

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

14.  Offering Costs

Specific incremental costs directly attributable to the Company’s equity offerings, including advertisements in newspaper, radio and direct mail, letters, printing costs and certain identifiable legal fees, are charged against the gross proceeds of the offerings.

15.  Software Development Costs

The Company capitalizes software development costs when project technological feasibility is established and concludes when the product is ready for release. To date, no amounts have been capitalized. Research and development costs related to software development are expensed as incurred.

16.  Research and Development

The Company expenses research and development costs as incurred. Such costs include certain prototype products, test parts, consulting fees, and costs incurred with third parties to determine feasibility of products. Costs incurred for research and development were $66,229 and $58,031 for the six months ended June 30, 2002 and 2001, respectively.

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

19.  Basis of Presentation

The accompanying financial statements of Mirenco, Inc., included herein are unaudited, but include all adjustments consisting of normal recurring accruals which the Company deems necessary for a fair presentation of its financial position, results of operations and cash flows for the interim period. Such results are not necessarily indicative of results to be expected for the full year. These financial statements do not include all disclosures provided in the annual financial statements and should be read in conjunction with the annual financial statements and notes thereto included in the Company’s Form 10K filed on April 1, 2002.

[Balance of page left intentionally blank]

MIRENCO, Inc.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS—(Continued)
June 30, 2002 and 2001

NOTE B—STOCK SUBJECT TO RESCISSION OFFER

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

During the three-year period that the Company continues to be contingently liable, to the extent that any of the Iowa-Only Offering Stockholders obtain a judgment for damages against the Company, if material, the judgment could impact the Company’s liquidity and its ability to implement its business plan and continue as a going concern.

NOTE C—STOCK WARRANTS

On May 15, 1999, the Company’s stockholders authorized the Company to sell up to 150,000 shares of the Company’s common stock at $5 per share. These shares will also require the Company to issue four stock warrants for each share of common stock purchased. The exercise price for these warrants totals $5 per share and were originally exercisable at any time prior to June 15, 2002. Total shares issued were 66,979, which resulted in proceeds of $334,895. At June 30, 2002 and 2001, the Company had 267,916 outstanding warrants. On April 24, 2002 the Company’s Board of Directors voted to extend the expiration date for these warrants to 5:00 PM Central Daylight Savings Time (“CDST”) on June 24, 2004.

NOTE D—STOCK COMPENSATION

On April 25, 2002, directors, Jerrold Handsaker and Donald Williams, were each granted 5,000 shares of common stock as compensation for their past service to the Company as directors since February, 1997. In conjunction with the issuance of the shares, the Company recorded compensation expense of $9,000, which approximated the fair market value of the shares at the time of issuance. There was no stock-based compensation during the six months ended June 30, 2001.

MIRENCO, Inc.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS—(Continued)
June 30, 2002 and 2001

NOTE E—LONG-LIVED ASSETS

In August 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company is in the process of assessing the impact that the adoption of this standard will have on its financial position and results of operations.

[Balance of page left intentionally blank]

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General and Background

We have incurred annual losses since inception while developing and introducing our original products and focusing management and other resources on capitalizing the Company to support future growth. DriverMax® accounts for approximately 73% of our product sales during our development stage, being the most readily marketable of our fully developed products. HydroFire® accounts for the remainder. No sales have been conditioned on other performance or approval. Relatively high management, personnel, consulting and marketing expenditures have been incurred since inception in preparation for the commercialization of our products.

From July 30, 1999 through July 30, 2000, we raised $7,806,240 from our Iowa-Only Offering. On August 12, 2000, we determined that resales of Iowa-Only shares by Iowa residents to non-Iowa residents violated certain provisions of the Securities Act of 1933. In response, we undertook an offering to rescind the earlier Iowa-Only Offering in an offering effective January 26, 2001. The Rescission Offer terminated on February 26, 2001 with the result that we refunded 52,340 shares or $261,700, incurring interest expense of $14,990. As a result, at June 30, 2002, the 1,508,908 Iowa-Only Offering Shares, in the amount of $7,544,540, are classified as temporary equity. These shares will remain in temporary equity until such time as the violations under the securities laws have been cured. Now that the Rescission Offer is closed, management believes that Iowa-Only Offering Stockholders are estopped from alleging injury. However, we will continue to be contingently liable to such stockholders during the statute of limitations, a period of three years from the date of the original sale of Iowa-Only Offering Shares. We are unable to quantify the amount of any such contingent liability because the claim must be brought through individual lawsuit, which we would vigorously defend with valid defenses, and we consider the probability of any obligation under such contingent liability to be remote. We will continue to assess the effect of this contingent liability on our financial statements during the statute of limitations.

Liquidity and capital resources

Cash and Equivalents are currently the Company’s only source of liquidity. There were no material commitments for capital expenditures as of June 30, 2002. In addition there are no planned material capital expenditures as of June 30, 2002 which may require the use of financing. The changes in Cash and Equivalents for the three months ended June 30, 2002 and 2001 can be reviewed in the Statements of Cash Flows in PART I Item 1 above. As planned sales of our products and services occur during 2002, management hopes to achieve greater economies of scale with regard to distribution, selling, general and administrative expenses. A five-year contract was signed on July 19, 2002 with the Iowa Foundation for Educational Administration, Inc., which may provide consideration to Mirenco, Inc. in exchange for the emissions testing services conducted on the Iowa School Bus fleet of approximately 4,500 buses twice a year. This contract alone could produce gross revenues of up to $900,000 per year over the contract term, assuming sufficient funding. Furthermore, management believes this program can be used as a model in other states to produce similar results for the Company.

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

Results of Operations

There were no material changes in gross sales and cost of sales for the six months ended June 30, 2002 compared to the six months ended June 30, 2001. Management continues to plan for increased licensing revenue from the sales representation agreement between the Company and SPAP COMPANY LLC, which was signed on February 19, 2002. SPAP, a limited liability company based in California, is engaged in international trade on a worldwide basis with over fourteen years of experience in the international marketplace. SPAP has developed a significant presence and expertise in the Asian Pacific, European and other world markets. The Company is desirous of selling or licensing its product(s) into the Japanese market and world market and has contracted with SPAP to contact Original Equipment Manufacturers (OEM) and Aftermarket customers in the Asian Pacific market and determine the methods by which that market can be commercially penetrated through SPAP as a sales representative. Management continues to pursue other means of distributing our products and services domestically as well.

A total of thirteen individuals were employed with the Company at June 30, 2002 compared fifteen at June 30, 2001 causing a decrease of $29,276 in salaries and wages expense for the three months ended June 30, 2002 over the same period a year ago. In order to more aggressively promote our services and products, two additional employees were hired in mid July, 2002, who will serve as officers of the Company. As an incentive, these individuals will be paid sales commissions in addition to regular salaries. These personnel changes will likely cause salaries and wages expense to meet or exceed 2001 year-end levels.

On April 25, 2002, directors, Jerrold Handsaker and Donald Williams, were each granted 5,000 shares of common stock as compensation for their past service to the Company as directors since February, 1997. At $.90 per share face value, this resulted in $9,000 of stock-based compensation expense for the three months ended June 30, 2002. There was no stock-based compensation during the six months ended June 30, 2001.

Royalty expense for the six months ended June 30, 2002 and 2001 was 3% of sales calculated per the patent purchase agreement with American Technologies.

Marketing and advertising expenses have been significantly lower during the three months ended June 30, 2002 compared to the same period a year ago due to the high cost of advertisements placed in the Wall Street Journal and USA Today publications in May, 2001 announcing Mirenco Inc.’s entrance onto the Over-the-Counter Bulletin Board (OTCBB) at an approximate cost of $210,000. Additional costs of approximately $7,000 were incurred during the three months ended June 30, 2002 related to newsletters sent to individuals on our mailing list keeping them informed of our progress with several projects. Advertising expenses during the second quarter of 2002 were product related and placed in three major transportation, fleet maintenance and Original Equipment Manufacturers (OEM) publications.

A comparative breakdown of “Other general and administrative expenses” per the Statements of Operations included in PART I Item 1above is as follows:

	Six months ended June 30, 2002	Six months ended June 30, 2001	Note
Depreciation and amortization	$43,354	$21,797	1
Insurance	26,588	5,823	2
Professional fees	71,140	193,614	3
Office expenses	22,312	81,020	4
Research and development	67,876	59,520	5
Travel	48,829	24,496	6
Utilities	30,654	26,735	1

Total general and administrative expenses	$310,753	$413,005

1    The corporate headquarters facility, valued at $1,226,292 was placed into service during the second quarter of 2001, which explains the material increase in depreciation and amortization expense for the six months ended June 30, 2002 compared to the same three-month period a year ago. Since this facility is larger than the former headquarters location, utilities expenses are also slightly higher in 2002 compared to 2001.

2    The increase in insurance expense is primarily due to a rise in premium rates for directors’ and officers’ liability coverage. Rates for this type of coverage have increased nationwide over the past year.

3    The legal and accounting expenses incurred during the first quarter of 2001 were related to the rescission offer described above. More one-time legal and accounting expenses were incurred during the second quarter of 2001 with the filing of formal documents necessary to become listed on the OTCBB. The expenses recorded for the first half of 2002 in this category relate to ordinary audit and legal expenses associated with public filings and normal business operations.

4    During the first two quarters of 2001 regular periodic mailings were being prepared and sent to all shareholders for the purpose of keeping them informed of corporate progress. Once the Company was listed on the OTCBB, these mailings ceased. All press releases are now done electronically, thereby reducing the cost of office supplies and postage.

5    An outside consultant was hired during June of 2001 for the purpose of developing our EconoCruise® product line resulting in project payments of $43,180 and $3,533 for the six months ended June 30, 2002 and 2001, respectively. In addition, the final payment of $25,000 was made on May 24, 2001 to Honeywell’s Kansas City Plant for the Mirenco Product Development project, which also relates to the EconoCruise® product line. The remaining research and development expenses for the six months ended June 30, 2002 and 2001 relate to in-house testing of the DriverMax® product line.

6    The increase in travel expenses for the six months ended June 30, 2002 over 2001 was due to five major sales trips taken in 2002 for the purpose of promoting our products. Only one trip of this nature was made during the first six months of 2001. In addition, in the April of 2002 the Company began to incur travel costs associated with its newest marketing effort aimed at cleaning up the diesel school bus fleet in the United States. Basically, we intend to have our first marketing model in the state of Iowa, where we have entered into an agreement to test approximately 4,500 school buses twice each year through the year 2007 to identify and monitor the acuteness of Iowa’s school bus particulate (black smoke) problem. Once the initial baseline testing has been completed, we will be using our DriverMax® technology plus our knowledge of engine combustion to advise maintenance personnel in each school district in maintaining their diesel engines more effectively.

Interest income continues to decline with decreasing Cash and Equivalent balances and low certificate of deposit interest rates.

Recent Accounting Pronouncements

There are no recently issued accounting standards for which the impact on our financial statements at June 30, 2002 and 2001 is not known.

[Balance of page left intentionally blank]

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

None

Item 2.    Changes in Securities

None

Item 3.    Defaults upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None

[Balance of page left intentionally blank]

Item 6.    Exhibits and Reports on Form 8-K

a.	Exhibits

3.1	Certificate of Incorporation of Registrant (incorporated by reference to the Company’s Registration Statement filed on July 10, 2000).
3.2	Certificates of Amendment to the Certification of Incorporation (incorporated by reference to the Company’s Registration Statement filed on July 10, 2000).
3.3	Bylaws of Registrant (incorporated by reference to the Company’s Registration Statement filed on July 10, 2000).
10.2(d)	Stock Option Agreement between Registrant and Betty Fosseen (incorporated by reference to the Company’s Registration Statement filed on July 10, 2000).
10.2(f)	Stock Option Agreement between Registrant and J. Richard Relick (incorporated by reference to the Company’s Registration Statement filed on July 10, 2000).
10.3
American Technologies LLC, Fosseen Manufacturing & Development, Mirenco, Inc., Ethaco Agreements to Terminate Prior Agreements and Transfer License, respectively (incorporated by reference to the Company’s Registration Statement filed on July 10, 2000).

10.4	Purchase Agreement Between Registrant and American Technologies, LLC (incorporated by reference to the Company’s Registration Statement filed on July 10, 2000).
10.5
Environmental Regulatory Approvals with the U.S. Environment Protection Agency and California Air Resources Board (incorporated by reference to the Company’s Registration Statement filed on July 10, 2000)

10.6	Summary of Patents and Associated Service Marks (incorporated by reference to the Company’s Registration Statement filed on July 10, 2000).
10.7	Copies of U.S. and Canadian Patents Issued to Dwayne L. Fosseen (incorporated by reference to the Company’s Registration Statement filed on July 10, 2000).
10.8	Summary of Mexican Patents and Associated Protections Issued to Dwayne L. Fosseen (incorporated by reference to the Company’s Registration Statement filed on July 10, 2000).
10.9	Rental Agreement Between Registrant and Fosseen Manufacturing & Development, Inc (incorporated by reference to the Company’s Registration Statement filed on July 10, 2000).
10.10	March 31, 2000 Warrant Agreement between Registrant and Duncan, Blum & Associates (incorporated by reference to the Company’s Registration Statement filed on July 10, 2000).
10.13(a)	Lease for Land (incorporated by reference to the Company’s Registration Statement Amendment filed on April 17, 2001).
10.13(b)	Stock Option Agreement between Registrant and Betty Fosseen (incorporated by reference to the Company’s Registration Statement Amendment filed on April 17, 2001).
10.14	2001 Common Stock Compensation Plan (incorporated by reference to the Company’s 10KSB for the fiscal year ended December 31, 2001).
*10.15	Cooperative Agreement between registrant and Iowa Foundation for Educational Adminstration, Inc.
*99.1	Dwayne Fosseen’s Certification pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to SECTION 906 of the Sarbanes-Oxley Act of 2002
*99.2	Debbie L. Pickard’s Certification pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to SECTION 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

b.	Reports on Form 8-K

There were no reports filed on Form 8-K during the three months ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIRENCO, INC.

By:	/s/ DWAYNE FOSSEEN
Dwayne Fosseen Chairman and Chief Executive Officer

Date:    August 14, 2002

By:	/s/ DEBBIE L. PICKARD
Debbie L. Pickard Chief Financial Officer

Date:    August 14, 2002