Form 10QSB
period 2002-09-30
MIRENCO INC
filed 2002-11-14
CIK 1041609

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT

For the transition period from                              to

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 13,284,687 shares of no par value common stock as of September 30, 2002.

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

[Balance of page left intentionally blank]

PART I – Financial Information

Item I.    Financial Statements

MIRENCO, Inc.
(a development stage company)
BALANCE SHEETS
(unaudited)

	September 30, 2002	September 30, 2001
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,225,942	$3,623,337
Accounts receivable	5,665	22,685
Inventories	188,094	111,580
Other	46,338	65,181

Total current assets	2,466,039	3,822,783

PROPERTY AND EQUIPMENT, net	1,352,517	1,360,731

PATENTS AND TRADEMARKS, net of accumulated amortization of $3,430 and $2,368 in 2002 and 2001, respectively	6,370	7,432

OTHER ASSETS	—	11,542
TOTAL ASSETS	$3,824,926	$5,202,488

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$33,621	$67,750
Notes payable-current portion	17,705	—
Accrued liabilities	2,276	16,625

Total current liabilities	53,602	84,375

COMMITMENTS AND CONTINGENCIES
Notes payable-long term portion	19,257	—

STOCK SUBJECT TO RESCISSION OFFER
Common stock, no par value; 1,508,908 shares issued and outstanding	7,544,540	7,544,540

STOCKHOLDERS’ DEFICIT
Common stock, no par value; 30,000,000 shares authorized,11,775,779 and 11,765,779 shares issued and outstanding at September 30, 2002 and 2001, respectively	760,010	751,010
Additional paid-in capital	1,714,954	1,714,954
Deficit accumulated during development stage	(6,267,437)	(4,892,391)

	(3,792,473)	(2,426,427)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,824,926	$5,202,488

MIRENCO, Inc.
(a development stage company)

STATEMENTS OF OPERATIONS
(unaudited)

	Nine months ended September 30, 2002	Nine months ended September 30, 2001	Period from February 21, 1997 (inception) to September 30, 2002
Sales	$77,957	$62,526	$513,325

Cost of sales	46,308	25,993	493,689

Gross profit	31,649	36,533	19,636

Salaries and wages	520,669	541,551	1,986,566
Stock-based compensation	9,000	—	1,942,054
Royalty expenses	2,334	1,876	26,501
Marketing and advertising	66,770	319,173	526,381
Other general and administrative expenses	482,014	594,401	2,322,891

	1,080,787	1,457,001	6,804,393

Loss from operations	(1,049,138)	(1,420,468)	(6,784,757)

Other income (expense)
Interest income	59,644	186,023	532,905
Interest expense	(555)	—	(15,585)

	59,089	186,023	517,320

NET LOSS	$(990,049)	$(1,234,445)	$(6,267,437)

Net loss per share available for common shareholders—basic and diluted	$(0.07)	$(0.09)

Weighted-average shares outstanding— basic and diluted	13,281,390	13,266,410

MIRENCO, Inc.
(a development stage company)

STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,2002	Three months ended September 30, 2001
Sales	$18,840	$19,454

Cost of sales	11,862	2,191

Gross profit (loss)	6,978	17,263

Salaries and wages	184,563	191,728
Stock-based compensation	—	—
Royalty expenses	561	584
Marketing and advertising	35,831	80,644
Other general and administrative expenses	171,261	181,396

	392,216	454,352

Loss from operations	(385,238)	(437,089)

Other income (expense)
Interest income	16,206	43,587
Interest expense	(320)	—

	15,886	43,587

NET LOSS	$(369,352)	$(393,502)

Net loss per share available for common shareholders—basic and diluted	$(0.03)	$(0.03)

Weighted-average shares outstanding— basic and diluted	13,281,390	13,266,410

MIRENCO, Inc.
(a development stage company)

STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30, 2002	Nine months ended September 30, 2001	February 21, 1997 (inception) to September 30, 2002
Cash flows from operating activities
Net loss	$(990,049)	$(1,234,445)	$(6,267,437)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Stock-based compensation	9,000	—	1,942,054
Depreciation and amortization	67,445	42,095	149,678
(Increase) decrease in assets:
Accounts receivable	6,190	17,682	(5,665)
Inventories	(23,564)	(19,079)	(188,094)
Other	11,287	102,579	28,512
Increase (decrease) in liabilities:
Accounts payable	(13,842)	48,391	33,621
Accrued liabilities	(10,890)	(33,926)	2,276

Net cash used in operating activities	(944,423)	(1,076,703)	(4,305,055)

Cash flows from investing activities
Purchase of property and equipment	(68,396)	(750,043)	(1,498,765)
Purchase of patents and trademarks	—	—	(9,800)

Net cash used in investing activities	(68,396)	(750,043)	(1,508,565)

Cash flows from financing activities
Issuance of notes payable	36,962	—	36,962
Proceeds from sale of stock, net of offering costs	—	19,720	8,504,500
Refund of common stock in rescission offer	—	(261,700)	(261,700)
Distribution to stockholders	—	—	(240,200)

Net cash provided by (used in) financing activities	36,962	(241,980)	8,039,562

Change in cash and cash equivalents	(975,857)	(2,068,726)	2,225,942

Cash and cash equivalents, beginning of period	3,201,799	5,692,063	—

Cash and cash equivalents, end of period	$2,225,942	$3,623,337	$2,225,942

Supplementary disclosure of cash flow information:
Cash paid during the year for:
Interest	$555	$14,990

MIRENCO, Inc.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS
September30, 2002 and 2001

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

6.    Patents and Trademarks

Patents and trademarks are amortized on the straight-line method over their remaining legal lives of approximately 7 years. The company recorded amortization expense of $735 and $504 for the nine months ended September 30, 2002 and 2001, respectively.

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

MIRENCO, Inc.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS—CONTINUED
September 30, 2002 and 2001

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

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

10.    Net Loss Per Share

Basic net loss per share is calculated on the basis of the weighted-average number of common shares outstanding during the periods, which includes the effects of all stock splits. Net loss per share, assuming dilution, is calculated on the basis of the weighted-average number of common shares outstanding and the dilutive effect of all potential common stock equivalents. Net loss per share assumes dilution for the nine months ended September 30, 2002 and 2001 is equal to basic net loss per share, since the effect of common stock equivalents outstanding during the periods is antidilutive.

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

13.    Advertising

Advertising costs are charged to expense as incurred and were $66,770 and $319,173 for the nine months ended September 30, 2002 and 2001, respectively.

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

16.    Research and Development

The Company expenses research and development costs as incurred. Such costs include certain prototype products, test parts, consulting fees, and costs incurred with third parties to determine feasibility of products. Costs incurred for research and development were $126,054 and $97,588 for the nine months ended September 30, 2002 and 2001, respectively.

MIRENCO, Inc.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS—CONTINUED
September 30, 2002 and 2001

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

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

MIRENCO, Inc.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS—CONTINUED
September 30, 2002 and 2001

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

NOTE D—STOCK COMPENSATION

On April 25, 2002, directors, Jerrold Handsaker and Donald Williams, were each granted 5,000 shares of common stock as compensation for their past service to the Company as directors since February, 1997. In conjunction with the issuance of the shares, the Company recorded compensation expense of $9,000, which approximated the fair market value of the shares at the time of issuance. There was no stock-based compensation during the nine months ended September 30, 2001.

NOTE E—LONG-LIVED ASSETS

In August 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company is in the process of assessing the impact that the adoption of this standard will have on its financial position and results of operations. As part of the assessment process an appraisal of the corporate headquarters building is currently in progress and should be completed by year-end.

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

        From July 30, 1999 through July 30, 2000, we raised $7,806,240 from our Iowa-Only Offering. On August 12, 2000, we determined that resales of Iowa-Only shares by Iowa residents to non-Iowa residents violated certain provisions of the Securities Act of 1933. In response, we undertook an offering to rescind the earlier Iowa-Only Offering in an offering effective January 26, 2001. The Rescission Offer terminated on February 26, 2001 with the result that we refunded 52,340 shares or $261,700, incurring interest expense of $14,990. As a result, at September 30, 2002, the 1,508,908 Iowa-Only Offering Shares, in the amount of $7,544,540, are classified as temporary equity. These shares will remain in temporary equity until such time as the violations under the securities laws have been cured. Now that the Rescission Offer is closed, management believes that Iowa-Only Offering Stockholders are estopped from alleging injury. However, we will continue to be contingently liable to such stockholders during the statute of limitations, a period of three years from the date of the original sale of Iowa-Only Offering Shares. We are unable to quantify the amount of any such contingent liability because the claim must be brought through individual lawsuit, which we would vigorously defend with valid defenses, and we consider the probability of any obligation under such contingent liability to be remote. We will continue to assess the effect of this contingent liability on our financial statements during the statute of limitations.

Liquidity and capital resources

        Cash and Equivalents are currently the Company’s only source of liquidity. On July 29, 2002 the company purchased four vehicles which had previously been leased from the majority stockholder for approximately 18 months under an open-ended rental arrangement. To complete the transaction the company signed a two-year promissory note with Randall-Story State Bank in the amount of $19,385 for the assumption of two vehicle notes previously held in the majority stockholder’s name. In addition the company signed another two-year promissory note with the majority stockholder in the amount of $20,615 for the purchase of the two remaining fleet vehicles at fair market value. The Company is currently researching options with regard to its land lease which could result in a re-negotitation of the current lease or a purchase of the land from the majority shareholder. In conjunction with this process, an appraisal of the corporate headquarters building and the land underneath is currently in progress and should be completed by year-end. The changes in Cash and Equivalents for the three months ended September 30, 2002 and 2001 can be reviewed in the Statements of Cash Flows in PART I Item 1 above. While the amount is difficult to predict, management still anticpates that some revenue will be realized by year-end from the arrangement with the Iowa Foundation for Educational Administration, Inc. for emissions testing services being conducted on the Iowa School Bus fleet.

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

Results of Operations

        Gross sales for the nine months ended September 30, 2002 were $15,431 or 24% greater than gross sales for the same time frame one year ago. Increased DriverMax® sales account for 78% of the total increase in gross revenue with the remaining increase attributable to Hydrofire® Fluid sales and other maintenance revenue. Cost of sales for the nine months ending September 30, 2002 includes labor allocation adjustments which were not included in the 2001 cost of sales until the fourth quarter of 2001. The remaining direct cost of sales were 25% higher during the nine months ended September 30, 2002 than the nine months ended September 30, 2001 directly corresponding to the increase in gross sales for the same time frames. Management continues to search for effective methods of selling and distributing our products and services.

        A total of 15 individuals were employed with the Company at September 30, 2002 compared to 16 at September 30, 2001 causing a decrease of $20,882 in salaries and wages expense for the nine months ended September 30, 2002 over the same period a year ago. In order to more aggressively promote our services and products, two additional employees were hired in mid July, 2002, who will serve as officers of the Company. As an incentive, these individuals will be paid sales commissions in addition to regular salaries. These personnel changes will likely cause salaries and wages expense to meet or exceed 2001 year-end levels.

        Royalty expense for the nine months ended September 30, 2002 and 2001 was 3% of sales calculated per the patent purchase agreement with American Technologies.

        Marketing and advertising expenses have been significantly lower during the nine months ended September 30, 2002 compared to the same period a year ago due to the high cost of advertisements placed in the Wall Street Journal and USA Today publications in May, 2001 announcing Mirenco Inc.’s entrance onto the Over-the-Counter Bulletin Board (OTCBB) at an approximate cost of $210,000. Additional costs of approximately $109,000 were incurred during the nine months ended September 30, 2001 related to newsletters and other correspondence sent to shareholders and individuals on our mailing list keeping them informed of our progress with several projects. During the nine months ending September 30, 2002 the Company has incurred product related advertising expenses of approximately $26,000 for ads placed in three major transportation, fleet maintenance and Original Equipment Manufacturers (OEM) publications. In addition, approximately $40,000 has been spent on advertising relative to the Iowa School Bus Emissions Testing project.

        A comparative breakdown of “Other general and administrative expenses” per the Statements of Operations included in PART I Item 1above is as follows:

	Nine months ended September 30,2002	Nine months ended September 30, 2001	Note
Depreciation and amortization	$67,445	$42,095	1
Insurance	38,991	11,483	2
Professional fees	95,356	239,577	3
Office expenses	44,339	96,606	4
Research and development	126,054	97,588	5
Travel	64,645	64,195
Utilities	45,184	42,857	1

Total general and administrative expenses	$482,014	$594,401

1  The corporate headquarters facility, valued at $1,226,292 was placed into service during the second quarter of 2001, which explains the material increase in depreciation and amortization expense for the nine months ended September 30, 2002 compared to the same three-month period a year ago. Since this facility is larger than the former headquarters location, utilities expenses are also slightly higher in 2002 compared to 2001.

2  The increase in insurance expense is primarily due to a rise in premium rates for directors’ and officers’ liability coverage. Rates for this type of coverage have increased nationwide over the past year.

3  The legal and accounting expenses incurred during the first quarter of 2001 were related to the rescission offer described above. More one-time legal and accounting expenses were incurred during the second quarter of 2001 with the filing of formal documents necessary to become listed on the OTCBB. The expenses recorded for the nine months ending September 30, 2002 in this category relate to ordinary audit and legal expenses associated with public filings and normal business operations.

4  During the first half of 2001 regular periodic mailings were being prepared and sent to all shareholders for the purpose of keeping them informed of corporate progress. Once the Company was listed on the OTCBB, these mailings ceased. All press releases are now done electronically, thereby reducing the cost of office supplies and postage.

5  An outside consultant was hired during June of 2001 for the purpose of developing our EconoCruise® product line resulting in project payments of $54,147 and $26,465 for the nine months ended September 30, 2002 and 2001, respectively. Adjustments for obsolete inventory totaling $37,584 were made during the 3rd quarter of 2002. The final payment of $25,000 was made on May 24, 2001 to Honeywell’s Kansas City Plant for the Mirenco Product Development project, which also relates to the EconoCruise® product line. The remaining research and development expenses for the nine months ended September 30, 2002 and 2001 relate to in-house testing of the DriverMax® product line.

        Interest income continues to decline with decreasing Cash and Equivalent balances and low certificate of deposit interest rates.

        Interest expense for the nine months ending September 30, 2002 relates to the financing of the purchase of Company vehicles from the majority shareholder as described above under Liquidity and capital resources. There was no interest expense for the nine months ending September 30, 2001.

Recent Accounting Pronouncements

        In August 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company is in the process of assessing the impact that the adoption of this standard will have on its financial position and results of operations. As part of the assessment process an appraisal of the corporate headquarters building is currently in progress and should be completed by year-end.

Item 3.

CONTROLS AND PROCEDURES

        An evaluation of the Company’s disclosure controls and procedures and internal controls and procedures was performed on November 1, 2002. Based on that review, management concludes that the Company’s disclosure controls and procedures adequately ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the commission’s rules and forms. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation date. There have been no corrective actions with regard to significant deficiencies and material weaknesses since the evaluation date.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

        None

Item 2.    Changes in Securities

        None

Item 3.    Defaults upon Senior Securities

        None

Item 4.    Submission of Matters to a Vote of Security Holders

        The 2002 Annual Meeting of Shareholders of Mirenco, Inc. was held at the Ames Auditorium on August 24, 2002 for the purpose of electing directors and reappointing Grant Thornton LLP as the Company’s certified public accountants for the fiscal year ending December 31, 2002. Balloting results are summarized in the table below. All directors’ terms will expire on the date of the 2003 Annual Meeting which has not yet been determined.

	Number of Votes Cast		Abstentions	Number of Broker Non-Votes
Matter Voted Upon	For	Against or Withheld

Election of Dwayne Fosseen as Chief Executive Officer, Chairman of the Board of Directors, and Treasurer	9,437,130	1,000	45,202	174,699

Election of J. Richard Relick as Chief Executive Officer, Director, and Secretary	9,438,130	0	45,202	174,699

Election of Don D. Williams as Director	9,437,130	1,000	45,202	174,699

Election of Jerrold Handsaker as Director	9,438,130	0	45,202	174,699

Election of Greg DeJong as Director	9,437,130	1,000	45,202	174,699

Appointment of Grant Thornton, LLP as the Company’s Certified public accountants for the fiscal year ending December 31, 2002	9,436,730	0	46,602	174,699

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

10.15
Cooperative Agreement between registrant and Iowa Foundation for Educational Adminstration, Inc. (Incorporated by reference to the Company’s 10QSB for the quarter ended June 30, 2002 filed on August 14, 2002).

*10.16	Vehicle Purchase Agreement between registrant and Fosseen Manufacturing Co., Inc.

*10.17	Bank Note between registrant and Randall-Story State Bank.

*99.1	Dwayne Fosseen’s Certification dated November 14, 2002 pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to SECTION 906 of the Sarbanes-Oxley Act of 2002

*99.2	Debbie L. Pickard’s Certification dated November 14, 2002 pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to SECTION 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

b.	Reports on Form 8-K

There were no reports filed on Form 8-K during the three months ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIRENCO, INC.

Date: November 14, 2002	By:	/s/ Dwayne Fosseen
Dwayne Fosseen Chairman and Chief Executive Officer

Date: November 14, 2002	By:	/s/ Debbie L. Pickard
Debbie L. Pickard Chief Financial Officer

I, Dwayne Fosseen, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of Mirenco, Inc.;

2.  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.  The small business issuer’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures and internal controls and procedures for financial reporting (as defined in Exchange Act Rules 13a-14 and 15d-14) for the small business issuer and we have:

a)  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)  Designed such internal controls and procedures for financial reporting, or caused such internal controls and procedures for financial reporting to be designed under their supervision, to provide reasonable assurances that the small business issuer’s financial statements are fairly presented in conformity with generally accepted accounting principles;

c)  Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and internal controls and procedures for financial reporting as of the end of the period covered by this report (“Evaluation Date”);

d)  Presented in this report our conclusions about the effectiveness of the disclosure controls and procedures and internal controls and procedures for financial reporting based on our evaluation as of the Evaluation Date;

e)  Disclosed to the small business issuer’s auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

(i)  All significant deficiencies and material weaknesses in the design or operation of internal controls and procedures for financial reporting which could adversely affect the small business issuer’s ability to record, process, summarize and report financial information required to be disclosed by the small business issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.), within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms; and

(ii)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal controls and procedures for financial reporting; and

f)  Indicated in this report any significant changes in the small business issuer’s internal controls and procedures for financial reporting or in other factors that could significantly affect internal controls and procedures for financial reporting made during the period covered by this report, including any actions taken to correct significant deficiencies and material weaknesses in the small business issuer’s internal controls and procedures for financial reporting.

Date:  November 14, 2002

/s/ Dwayne Fosseen
Dwayne Fosseen Chief Executive Officer

I, Debbie L. Pickard, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of Mirenco, Inc.;

2.  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.  The small business issuer’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures and internal controls and procedures for financial reporting (as defined in Exchange Act Rules 13a-14 and 15d-14) for the small business issuer and we have:

a)  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)  Designed such internal controls and procedures for financial reporting, or caused such internal controls and procedures for financial reporting to be designed under their supervision, to provide reasonable assurances that the small business issuer’s financial statements are fairly presented in conformity with generally accepted accounting principles;

c)  Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and internal controls and procedures for financial reporting as of the end of the period covered by this report (“Evaluation Date”);

d)  Presented in this report our conclusions about the effectiveness of the disclosure controls and procedures and internal controls and procedures for financial reporting based on our evaluation as of the Evaluation Date;

e)  Disclosed to the small business issuer’s auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

(i)  All significant deficiencies and material weaknesses in the design or operation of internal controls and procedures for financial reporting which could adversely affect the small business issuer’s ability to record, process, summarize and report financial information required to be disclosed by the small business issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.), within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms; and

(ii)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal controls and procedures for financial reporting; and

f)  Indicated in this report any significant changes in the small business issuer’s internal controls and procedures for financial reporting or in other factors that could significantly affect internal controls and procedures for financial reporting made during the period covered by this report, including any actions taken to correct significant deficiencies and material weaknesses in the small business issuer’s internal controls and procedures for financial reporting.

Date:  November 14, 2002

/s/ Debbie L. Pickard
Debbie L. Pickard Chief Financial Officer