Form 10KSB
period 2002-12-31
MIRENCO INC
filed 2003-04-14
CIK 1041609

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission File No. 333-41092

MIRENCO, INC.

(Name of small business issuer in its charter)

IOWA	39-1878581
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

206 MAY STREET, RADCLIFFE, IOWA	50230
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (515) 899-2164

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	NONE

Securities registered under Section 12(g) of the Exchange Act:

NONE

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO

        Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this Form 10-KSB, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

        The issuer’s revenues for the most recent fiscal year were $104,595

        The aggregate market value of the voting stock held by nonaffiliates, based on the closing sale price of the over-the-counter market on March 15, 2003, was $2,890,000. As of March 15, 2003, there were 13,284,687 shares of Common Stock, no par value, outstanding.

MIRENCO, INC.

FORM 10-KSB

Fiscal Year Ended December 31, 2002

Cautionary Statement on Forward-Looking Statements.

        The discussion in this Report on Form 10-KSB, including the discussion in Item 1 and Item 6, contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995.

        Such forward-looking statements are based on current expectations, estimates and projections about the Company’s business, based on management’s current beliefs and assumptions made by management. Words such as “expects”, “anticipates”, “intends”, believes”, “plans”, “seeks”, “estimates”, and similar expressions or variations of these words are intended to identify such forward-looking statements. Additionally, statements that refer to the Company’s estimated or anticipated future results, sales or marketing strategies, new product development or performance or other non-historical facts are forward-looking and reflect the Company’s current perspective based on existing information. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks, and uncertainties include those set forth below in Item 1 as well as previous public filings with the Securities and Exchange Commission. The discussion of the Company’s financial condition and results of operations included in Item 6 should also be read in conjunction with the financial statements and related notes included in Item 7 of this annual report. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. Description of Business

(a) Development

Mirenco, Inc., was organized and incorporated in the State of Iowa on February 21, 1997. We develop and market technologically advanced products for throttle control of internal combustion vehicles to reduce environmental emissions, reduce vehicle maintenance costs, and improve fuel efficiency.

From July 30, 1999 to July 30, 2000, we raised $7,806,240 in the sale of 1,561,248 shares of common stock at $5.00 per share to Iowa-only residents in a self underwritten, intrastate direct public offering. We claimed the exemption from registration in this intrastate offering provided by Section 3(a)(11) of the Securities Act of 1933. We noted that the shares were part of an issue registered, offered and sold only to residents of Iowa; we are incorporated in Iowa; and we do business within Iowa. Nonetheless, certain of our “Iowa-Only Offering Shares” were resold by Iowa residents to non-Iowa residents before “coming to rest” under § 3(a)(11) and/or Rule 147’s nine-month standard. As a result, we voluntarily elected to rescind the Iowa-Only Offering, which resulted in the refund of $261,700 for 52,340 shares returned and cancelled, incurring total interest expense of $14,990. The rescission offer was available only to the Iowa-Only Offering Stockholders. As of February 26, 2001, the termination date of the rescission offer, the Iowa-Only Offering net investment was $7,544,540, or 1,508,908 shares.

During 2001, Mirenco, Inc. completed the construction of a 21,600 square foot warehouse and distribution center in Radcliffe, Iowa, which also serves as the corporate headquarters. The cost of the construction was $1,226,292 and the cost of new furnishings was $36,852. In accordance with FAS 144, management elected to have the building appraised as of March 14, 2003. The results of the appraisal indicated a fair market value of $520,000 including land. The land is owned by Dwayne Fosseen and his wife. Mr. And Mrs. Fossen have entered into an agreement to sell the Land to Mirenco, Inc. for $20,000.

The results of the appraisal, the agreement to purchase the land and the consideration of FAS 144 concerning impaired assets, resulted in a reduction to the carrying value of the building of $676,545.

(b) Business

Our primary products are derived from technology patented in the U.S., Mexico and Canada. These products are DriverMax®, DriverMax®Software, HydroFire®Injection, HydroFire®Fluid, HydroFire®Lubricant and EconoCruise®

Our newest product offering, EconoCruise®, is a new and improved version of our product line utilizing other input sensors including Global Positioning System technology and ambient sensor features. We believe we are the first to provide a product incorporating Global Positioning System technology into a throttle-control application using “Satellite-to-Throttle” technology. In 2002, Mirenco applied to the United States Patent Office for additional EconoCruise patent protection.

The new invention claims cover communicating automatically “Real Time” vehicle performance and tail pipe emissions data to remote locations. We believe as Mirenco expands its sales, it will obtain tailpipe emissions automatically from vehicles. The closed loop communication would mean Mirenco’s headquaters computer automatically call for tailpipe emissions information from individual vehicles. After receiving tailpipe emissions data, Mirenco’s computer software would automatically calculate “Real Time” fuel and emission waste emitted by the engine exhaust.

(1) Products and services

DriverMax®is a device that improves engine exhaust emissions and fuel mileage while it reduces vehicle maintenance costs using precise programmable computer management of the vehicle’s throttle position. The device controls the fuel flow directly proportional to the engine’s combustion capability. This product is designed primarily for heavy start-stop vehicles such as buses, garbage trucks and construction vehicles.

Recently we completed the development of a new DriverMax®product, which operates an electronically digitally controlled engine, thus opening up a completely new market relative to the extra heavy-duty diesel engine. The application for this technology is the reduction of black smoke (opacity) in off-road construction equipment as well as heavy-duty underground equipment used in mining, gravel, and sandpit operations.

Another new product we have completed is a version of the DriverMax®which can operate on mechanical engines. Prior to introducing this new product, DriverMax®was operable only on electronic engines.

We believe, beginning in 2003 and beyond, our products will be sold outside the United States using financing programs. Mirenco has developed relations with Export-Import Bank of the United States and other financial institutions for our fuel and emissions technology. The Iowa School Bus Program (BEEP) and other Mirenco customers helped greatly in providing the verification of technology the financing institutions required.

We are now active with marketing to potential customers in Mexico where excessive exhaust emissions have resulted in prohibiting trucks from entering the United States. Mirenco believes its products and services packaged with institutional financing will meet with great acceptance; not only in Mexico, but in major cities throughout the world with pollution issues such as Athens, Cairo, Hong Kong, Bombay and Moscow.

The HydroFire®System is a sophisticated superset of the DriverMax®technology, providing all the benefits of the DriverMax®plus the additional benefit of cutting oxides of nitrogen (NOx) emissions under performance conditions where NOx is produced. Specifically, NOx is produced under heavy loads and high engine temperatures. When these conditions occur, HydroFire®Injection injects a patented fluid, HydroFire®Fluid, into the engine to combat the NOx production by approximately 50%. The HydroFire®Fluid is a patented water-alcohol-lubricant mixture for which we have patented the blending process. Specifically, water cuts the NOx production, alcohol serves as an antifreeze for the water, and HydroFire®Lubricant serves to thwart the potentially solvent and/or corrosive characteristics of the alcohol in the engine and/or storage containers. HydroFire® Systems are designed primarily for heavy transport vehicles such as buses and over-the-road trucks.

EconoCruise®, currently in development, is a highly sophisticated throttle control system which provides advanced levels of “intelligence” to common cruise control technology. EconoCruise® utilizes Global Positioning System signals to “know” the topography of the road ahead, thereby allowing the vehicle to best manage throttle and emissions. In connection with the development of this product, we have executed a “Funds-in Work for Others Agreement” with the United States Department of Energy’s Kansas City plant, operated by Honeywell, Inc., whereby industry procures unique services from government laboratories to build the product. We anticipate that this product will be marketable to the population of existing vehicles as an “add-on” and that the rights to the patented technology and proprietary design work will be marketable to automakers.

Our continued relationship with the Transit Authority of River City (TARC) of Louisville, Kentucky, had yielded a dramatic reduction in tailpipe emissions for their fleet. The program has reduced the number of pounds of soot emitted by 70 % and saved Louisville thousands of dollars in fuel costs since inception of the program. We have developed an emissions testing program under a service agreement that requires tailpipe emissions testing of each bus three times a year. The results are reported on a fleet and per vehicle basis to assist TARC in determining the need for maintenance and application of and/or adjustment of the DriverMax® system.

This contractual model is the forerunner of Mirenco’s efforts in assisting our customers to further reduce emissions, apply economical maintenance procedures and recognize an excellent cost benefit from the program.

Mirenco’s largest marketing effort began in 2002 to implement a National Vehicle Management Program. The sixty-month program targets our nation’s 500,000 diesel school buses. The nation’s school bus fleet was recently highlighted by a Connecticut study that demonstrated children with any breathing problem were at risk when riding school buses.

We have completed the first 12 months of the Program for the national model in our home state of Iowa.

Mirenco technicians tested approximately 5,000 school buses twice in 2002 to identify the acuteness of Iowa’s school bus particulate emissions (black smoke). After the initial testing was completed in June, 2002, reports were sent to each school identifying each vehicle emission status. The report also identified buses with abnormally high emissions needing proactive engine maintenance.

A second test was completed in the last half of 2002. The data from the second round of testing showed by using the data from the first round of testing and performing proactive maintenance, emissions from the diesel engines had been reduced by 16%.

Based on projections made from these results, Mirenco believes Iowa school buses could reduce particulate emissions (soot) by more than 40,000 pounds by 2006. It is also believed the average age of the school bus fleet could be extended by at least two years by implemention of the Mirenco Program consisting of periodic testing, reporting, proper maintenance and installation of the DriverMax system on all identified buses.

(2) Distribution methods

We are expanding the use of independent representatives and organizations for the delivery of our products as well as for direct sales and marketing services. We believe that various methods will be employed for varying markets, and we will use the most economical means available as our development continues. With high fuel prices and clean air requirements becoming more stringent, Mirenco management believes 2003 will be a year of opportunity. Mirenco’s marketing will include increasing the information distribution about what our product can do as well as educating the customer concerning the value of Mirenco’s programs compared to alternative solutions.

Mirenco’s marketing strategy continues to focus on selling our patent rights for EconoCruise®, our Satellite-to-Throttle technology, to a major auto producer and finding marketing partners for the DriverMax® retrofit diesel engine sector. To date, we have been in regular communication with large auto companies that have shown interest in our EconoCruise® technology and we have signed agreements with a several factory representatives that have experience in our markets and can assist us in appropriate marketing ventures.

(3) Competition

The market for our products and services is characterized by rapid technological developments, frequent new product introductions and evolving, varying industry and regulatory standards. We believe there is no known automotive retrofit device that can compete with our current or contemplated spectrum of products. Mirenco Inc.’s technologies and solutions are aimed at reducing wasted fuel and excess emissions. Mirenco, Inc.’s Vehicle Management Program also includes a financing option for its products and services. Our greatest advantage over other competing products is that Mirenco’s overall program keeps engines burning fuel efficiently thereby extending the vehicle’s useful life. This is the Mirenco advantage over other environmental solutions which either filter engine exhaust emissions (with the risk of clogging) or exhaust catalysts that burn fuel with no useful application of the energy produced.

Other products Mirenco must consider as competitive include: portable fuel cells (which combine oxygen from the air with hydrogen), catalytic converters, exhaust traps, fuel additives and other specialized products such as platinum injectors.

(4) Production suppliers

We currently outsource the production of DriverMax® according to our specifications to I.C.E. Corp., an FAA certified electronic manufacturing company located in Manhattan, Kansas. Generally all materials required to manufacture and assemble our product line are readily available shelf items. Orders are typically manufactured and delivered within, at most, a ten week time frame. Payment terms are standard for the industry. We are not required to order or accept delivery of any product based on a predetermined time schedule, and production unit costs decrease with increasing quantities.

At the present time, we intend to continue outsourcing production to companies which can meet our specifications for high quality and reliability. Management has contacted other companies capable of producing our products at the desired levels should the need arise.

(5) Patents and trademarks

Mirenco, Inc. owns the following patents. Patents number 1 through 5 were purchased from American Technologies on April 30, 1999:

1. United States Patent Number 4,958,598, issued September 25, 1990, entitled “Engine Emissions Control Apparatus Method.”

2. United States Patent Number 5,315,977, “Fuel Limiting Method and Apparatus for an Internal Combustion Vehicle” issued May 31, 1994.

3. Canadian Patent Number 1,289,430, issued September 24, 1991, entitled “Engine Modification Apparatus Fuel.”

4. Mexican Patent Number 180,658, “Fuel Limiting Method and Apparatus (Staged Fueling). Registration date January 17, 1996.

5. Canadian Patent Number 2,065,912, issued June 1, 1999, entitled “Fuel Limiting Method and Apparatus for an Internal Combustion Vehicle.” Application date April 13, 1992.

6. United States Patent Number 6,370,472 B1 issued April 9, 2002 entitled Method and Apparatus for Reducing Unwanted Vehicle Emissions Using Satelite Navigation.

As part of the purchase agreement for the patents listed in paragraphs 1-5, Mirenco, Inc. agreed to pay American Technologies a 3% royalty of annual gross sales for a period of twenty years, which began November 1, 1999.

In addition to the above described patents, we have filed for and obtained the following Registered Trademarks:

1. HydroFire®Fluid	5. EconoCruise®
2. HydroFire®Injection	6. “SmartFoot™
3. HydroFire®Lubricant	7. “Satellite-to-Throttle™
4. DriverMax®

(6) Government regulation

Currently, all conventional vehicles, as well as most alternate fuel vehicles and certain retrofit technologies legally sold in the United States, must be “certified” by the Environmental Protection Agency (EPA) to qualify for the “Low Emission Vehicle” (“LEV”) classification necessary to meet federal fleet vehicle conversion requirements. Our products have met, and management believes the products will continue to meet, these certification requirements. However, since this is an area in which the government is continually updating and legislating or mandating new requirements, we are uncertain whether our products will continue to be certified. Whenever possible, we intend to maintain our certification. In addition, to improve the marketability of our products in countries outside the United States, we will conform our products to foreign regulations if it is economically feasible to do so.

We believe our products to be “retrofit devices” as defined under EPA regulations. We are, however, subject to the regulatory risk that the EPA may construe distribution of the products to be also governed by “fuel additive” regulations. These more stringent regulations sometimes require scientific testing for both acute and chronic toxicity, which is not required for approval of pollution control products deemed as “retrofit devices”. Such additional compliance procedures could substantially delay the wide commercialization of HydroFire® products. We believe the EPA “fuel additive” regulations do not apply to our DriverMax® products, since our product does not involve the introduction of additives into the engine air intake system, as those terms are defined in EPA regulations and generally understood in the automotive engineering community.

We are not aware of any proposed regulatory changes that could have a material adverse effect on our operations and/or sales efforts. Further, we have not been required to pay any fines for, and are not aware of any issues of, noncompliance with environmental laws.

(7) Research and development

The Company expenses research and development costs as incurred, classifying them as operating expenses. Such costs include certain prototype products, test parts, consulting fees, and costs incurred with third parties to determine feasibility of products. Costs incurred for research and development were $64,047 and $96,820 in 2002 and 2001, respectively.

(8) Employees

As of December 31, 2002 we had 17 full-time employees, with one part-time employee. As of the date of this filing, we now have 15 full-time and no part-time employees. There have been no management-labor disputes, and we are not a party to any collective bargaining agreement.

ITEM 2. Properties

Mirenco, Inc. owns a 21,600 square foot office, warehouse and distribution facility located in Radcliffe, Iowa. The building is located on 1.2 acres of land leased from Dwayne Fosseen, principal stockholder of Mirenco, Inc., for a perpetual term at zero monthly rent. In February, 2003, The Company, the Company offered to buy the land for $20,000 and Mr. Fosseen and his spouse accepted the offer. As of the date of this filing, the transaction had not been completed. Prior to the completion of this new facility in 2001, Mirenco, Inc. owned no property and leased all business facilities.

ITEM 3. Legal Proceedings

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters

(a) Market Information

Effective June 15, 2001, Mirenco, Inc. common stock began initial trading on the over-the-counter “bulletin board” market under the symbol “MREO”.

Price Range of Common Stock

The following table sets forth the high and low sales prices of the Company’s common stock as obtained from the Quotes tab at the Internet site www.nasdaq.com. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The stock did not begin trading until the second quarter of 2001.

Fiscal Period	2002		2001
	High	Low	High	Low
First Quarter	1.52	.70	N/A	N/A
Second Quarter	1.20	.51	10.50	1.90
Third Quarter	.80	.36	3.20	1.50
Fourth Quarter	.75	.26	2.17	.70

(b) Approximate Number of Equity Security Holders

Title of Class	Approximate Number of Record Holders as of December 31, 2002
Common Stock, no par value	3,600(1)

(1)	Included in the number of stockholders of record are shares held in “nominee”or “street” name.

(c) Dividend History and Restrictions

The Company has never paid a cash dividend on its common stock and has no present intention of paying cash dividends in the foreseeable future. Future dividends, if any, will be determined by the Board of Directors in light of the circumstances then existing, including the Company’s earnings, financial requirements, general business conditions and any future possible credit agreement restrictions.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

Name of Plan	Number of securities Authorized for issuance Under the plan	Number of securities awarded plus number of securities to be issued Upon exercise of options, Warrants or rights granted During last fiscal Year	Number of securities to be issued upon exercise of outstanding options, warrants or rights	Number of securities remaining available for future issuance
1998 Common Stock Compensation Plan	1,200,000 shares	367,400 shares	299,400 shares	832,600 shares
1999 Common Stock Compensation Plan	750,000 shares	450,000 shares	450,000 shares	300,000 shares
2001 Common Stock Compensation Plan	250,000 shares	4,560 shares	4,560 shares	245,440 shares

There were no individual stock compensation arrangements outside of the formal plans indicated in the table above.

ITEM 6. Management’s Discussion and Analysis or Plan of Operation

General and Background

We have incurred annual losses since inception while developing and introducing our original products and focusing management and other resources on capitalizing the Company to support future growth. The losses incurred to date are considered normal for a development stage company. Relatively high management, personnel, consulting and marketing expenditures were incurred in prior years in preparation for the commercialization of our products. We expect distribution, selling, general and administrative expenses to increase directly with sales increases, however, as a percentage of sales, these expenses should decline.

From July 30, 1999 through July 30, 2000, we raised $7,806,240 from our Iowa-Only Offering. On August 12, 2000, we determined that resales of Iowa-Only shares by Iowa residents to non-Iowa residents violated certain provisions of the Securities Act of 1933. In response, we undertook an offering to rescind the earlier Iowa-Only Offering in an offering effective January 26, 2001. The Rescission Offer terminated on February 26, 2001 with the result that we refunded 52,340 shares or $261,700, incurring interest expense of $14,990. As a result, at December 31, 2001, the 1,508,908 Iowa-Only Offering Shares, in the amount of $7,544,540, are classified as temporary equity. These shares will remain in temporary equity until such time as the violations under the securities laws have been cured. Subsequent to the close of the Rescission Offer, we believe that Iowa-Only Offering Stockholders are estopped from alleging injury. However, we will continue to be contingently liable to such stockholders during the statute of limitations, a period of three years from the date of the Rescission Offer. We are unable to quantify the amount of any such contingent liability because the claim must be brought through individual lawsuit, which we would vigorously defend with valid defenses, and we consider the probability of any obligation under such contingent liability to be remote. We will continue to assess the effect of this contingent liability on our financial statements during the statute of limitations period.

Plan of Operation

The Company is making the transition from research and development to sales and service. We believe this transition timing is appropriate for sales of our products and service. It is apparent the world in 2003 is concerned about what oil prices and oil supply will have on vehicle operations. Due to increased regulation and economic issues, Mirenco recognizes the growing importance of tailpipe emissions control and the cost of vehicle operation. We believe that market attention to tailpipe emissions and demand for our DriverMax technology and customer service may be proven during the course of 2003.

From January of 2002, Mirenco invested much of its effort into fleet operations that are using Mirenco products and service. Management believes this approach is the best and safest way for our company to transition from the development stage into a marketing focus. During 2002 Mirenco had approximately six thousand vehicles upon which to develop its marketing plan. During 2002 Mirenco gathered data from testing these 6000 vehicles. From this testing, Mirenco was able to demonstrate that the Real Time economic benefit of Mirenco’s reporting process and product application vehicle owners could use to their benefit.

Mirenco’s consultative approach provides for long-term customer service programs up to 5 years with comparative financing programs for the customer’s economic convenience.

Over the last 15 months, Mirenco has built one of the first Real Time data bank files in the United States for quantifying individual tailpipe emissions into pounds of emissions and gallons of fuel loss from the tailpipe annually. From the data bank we can now better define vehicle cost of operation. Both new and old fleet Managers we have been working with have expressed interest in our Vehicle Management Program. We believe long-term customer relations with tangible data separates Mirenco technology from other competitive solutions.

We now use this growing, Real Time data bank to identify engines with abnormal combustion by comparing obvious bad engines to the clean engines separated into make model and year.

Results of Operations

Sales increased $26,800 or 34%, for the year ended December 31, 2002 compared to the same period at 2001. During 2002, we have continued to focus management and other resources on developing our products and markets.

During 2002, we continued developing the new sales strategy founded upon collecting emissions data before and after the use of our products and providing continuing emission testing services of our installed products. In addition, the Company believes the development of a data base cataloguing the results of testing without the use of Mirenco’s products has provided a source of information for fleet operators for determining the need, and in some cases, the nature of maintenance needed

In July, 2002, the company entered into an agreement with The Iowa Foundation for Educational Administration, Inc. to participate in the Bus Emissions Education Program (BEEP).

Under the terms of the contract, Mirenco agreed to perform semi-annual testing of tail pipe emissions on all participating diesel school buses in the State of Iowa. During 2002, Mirenco performed 2 rounds of the semiannual tests on approximately 5,000 buses. The test results were reported to each school district for evaluation and maintenance planning and performance.

Mirenco is also responsible to perform fundraising for the non-profit program. The fundraising is ongoing and includes funding requests from both public and private sources. Mirenco’s ability to collect for its services to the BEEP Program depend on its ability to successfully raise the required funds for payment under the terms of the contract. There were no revenues recorded on the Company’s financial statements for the fiscal year ended December 31, 2002 with respect to this program. The tests did however demonstrate the value of the database and reports of the emissions information for maintenance planning and performance with respect to the BEEP Program.

This sales strategy has proven to be successful in that we have discovered new industry markets for both our services and our products. Service revenue accounted for approximately 38% of total revenue, $40,004, in 2002 compared to 46%, $35,616, in 2001. While the percentage of service revenues to total revenues decreased, had service revenues from the BEEP Progam been recognized, the percentage of service revenues to total revenues would have been higher. Management believes that service revenues will likely exceed product sales percentages in the future. Sales have occurred sporadically during the development stage creating differences between comparative periods. No trends or seasonality have yet been identified.

Total cost of sales was approximately 70% of total revenue in 2002 compared to 77% of total revenue in 2001. This decrease is related to the continued focus during the year from a production mindset to more of a research and development or information gathering mode. Management believes cost of sales will range between 40% and 60% of sales as increased unit sales levels cover production overhead and unit costs.

Operating expenses decreased approximately $379,000, or 20%, from 2002 to 2001. The decrease is primarily attributable to a reduction in advertising costs and other general and administrative expenses. As Management elected to concentrate its efforts in information gathering to establish a “Program” approach; a testing, reporting, product application and consultative service. In 2001, the cost of two major national print publications was approximately $210,000. We also incurred $20,000 less advertising expenses in 2001 than the comparable period in 2002 due to the classification of stockholder newsletter mailings as advertising expense instead of a cost of fund raising.

Other general and administrative expenses were approximately $133,000 less in 2002 compared to 2001. The reduction in these costs were a result of various factors including the reduction in various expense items including legal and accounting and employee benefits.

Royalty expense for the years ended December 31, 2002 and 2001 was 3% of sales calculated per the patent purchase agreement with American Technologies.

Our net loss increased from $1,619,442 in 2001 to $2,050,734 in 2002 primarily as a result of recognition of a loss from impairment of an asset. Long lived assets are reviewed for impairment whenever the carrying amount may not be recoverable (see Note A to the financial statements). In 2002, the Company recorded a reduction in the carrying value of its building of $676,545.

Liquidity and Capital Resources

We have not yet commenced generating substantial revenue.

The Company expects to incur losses until we are able to generate sufficient income and cash flows to meet operating expenditures and other requirements. Having closed our Rescission Offer refunding $261,700, or 3.4% of the original $7,806,240, we believe we currently have adequate cash reserves to continue to cover anticipated expenditures and cash requirements.

Since our inception in 1997, we have primarily relied on the sources of funds discussed in “Cash Flows” below to finance our testing and operations. We believe that the proceeds raised from the Iowa-Only Offering, net of the Rescission Offer, will be adequate to continue our operations, including the contemplated expansion of sales efforts, inventories, and accounts receivable through the next twelve months.

Since acceptance or the affirmative rejection or failure to respond to the Rescission Offer does not act as a release of claims, eligible Iowa-Only Offering Stockholders who have accepted, rejected, or failed to respond to the Rescission Offer would retain any rights of claim they may have under federal securities laws. Any subsequent claims by an Iowa-Only Offering Stockholder would be subject to any defenses we may have, including the running of the statute of limitations and/or estoppel. In general, to sustain a claim based on violations of the registration provisions of federal securities laws, the claim must be brought within one year after discovery of the violation upon which the claim is based, in this case, based on the date of the sale (or three years from the date of the original sale of Iowa only offering shares). Under the principle of estoppel, the person bringing a claim must carry the burden of proof of why he or she took no action under the Rescission Offer and/or how he or she may have been injured.

We have been evaluating financing and capitalization alternatives as part of our long-term business plans. These alternatives include the sale of preferred stock and warrants. To preserve operating funds, we have also developed a strategic plan that provides for reductions of expenditures and a prioritization of sales development options.

Cash Flows for the Years Ended December 31, 2002 and 2001

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

Subsequent to 2001, the Company has devoted its efforts to marketing, product identification and application of its “Program” model.

Net cash used in operating activities for the years ended December 31, 2002 and 2001 was $1,237,859 and $1,487,526, respectively. The use of cash in operating activities was primarily related to our net losses from operations net of depreciation.

Net cash used in investing activities for the years ended December 31, 2002 and 2001 was $97,420 and $760,758, respectively. The use of cash in investing activities in 2001 was primarily attributed to approximately $761,000 construction and furnishing costs for our new headquarters facility.

Net cash provided by financing activities for the year ended December 31, 2002 was $32,264 compared to $241,980 used for the year ended December 31, 2001 which was primarily from a refund of $261,700 resulting from the Rescission offer. Some option holders also exercised options during May and early June 2001 accounting for $19,720 of new common stock issued, representing 68,000 shares.

Recent Accounting Pronouncements

We do not believe any recently issued accounting standards will have an impact on our financial statements.

ITEM 7. Financial Statements and Supplementary Data

Financial Statements and Report of Independent Certified Public Accountants

Mirenco, Inc.

December 31, 2002 and 2001

C O N T E N T S

REPORT OF INDEPENDENT

CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors

MIRENCO, Inc.

We have audited the accompanying balance sheets of MIRENCO, Inc. as of December 31, 2002 and 2001, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MIRENCO, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B, the Company incurred a net loss of $2,050,734 during the year ended December 31, 2002 and, as of that date, the Company’s total liabilities including stock subject to rescission offer exceeded its total assets by $4,853,158. These factors, among others, as discussed in Note B to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GRANT THORNTON LLP

Kansas City, Missouri

March 14, 2003

MIRENCO, Inc.

BALANCE SHEETS

December 31,

	2002	2001
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,899,194	$3,201,799
Accounts receivable	19,440	11,855
Inventories	140,603	164,530
Other	35,672	45,267

Total current assets	2,094,909	3,423,451

PROPERTY AND EQUIPMENT, net	675,867	1,350,831

PATENTS AND TRADEMARKS, net of accumulated amortization of $3,675 and $2,695 in 2002 and 2001, respectively	6,125	7,105

OTHER ASSETS	5,472	12,358

	$2,782,373	$4,793,745

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Current portion of note payable	$8,752	$—
Accounts payable	35,533	47,463
Accrued expenses	17,082	13,166
Other current liabilities	5,702	—
Note payable to stockholder, current portion	9,329	—

Total current liabilities	76,398	60,629

NOTE PAYABLE, less current portion	7,092	—

NOTE PAYABLE TO STOCKHOLDER, less current portion	7,501	—

COMMITMENTS AND CONTINGENCIES	—	—

STOCK SUBJECT TO RESCISSION OFFER
Common stock, no par value; 1,508,908 shares issued and outstanding at December 31, 2002 and 2001	7,544,540	7,544,540

STOCKHOLDERS’ DEFICIT
Common stock, no par value; 30,000,000 shares authorized, 11,775,779 and 11,765,779 shares issued and outstanding at December 31, 2002 and 2001, respectively	760,010	751,010
Additional paid-in capital	1,714,954	1,714,954
Accumulated deficit	(7,328,122)	(5,277,388)

	(4,853,158)	(2,811,424)

	$2,782,373	$4,793,745

The accompanying notes are an integral part of these statements.

MIRENCO, Inc.

STATEMENTS OF OPERATIONS

Year ended December 31,

	2002	2001
Sales	$104,595	$77,795

Cost of sales	72,950	60,223

Gross profit	31,645	17,572

Salaries and wages	752,380	753,170
Royalty expenses	3,133	2,334
Advertising	83,904	329,733
Other general and administrative expenses	638,755	772,192

	1,478,172	1,857,429

Loss from operations	(1,446,527)	(1,839,857)

Other income (expense)
Interest income	73,642	220,455
Interest expense	(1,304)	(40)
Loss on impairment of long-lived assets	(676,545)	—

	(604,207)	220,415

NET LOSS	$(2,050,734)	$(1,619,442)

Net loss per share available for common stockholders—basic and diluted	$(0.15)	$(0.12)

Weighted-average shares outstanding—basic and diluted	13,281,564	13,254,605

The accompanying notes are an integral part of these statements.

MIRENCO, Inc.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

Year ended December 31, 2002 and 2001

	Common stock		Additional paid-in capital	Accumulated deficit
	Shares	Amount			Total
Balance, January 1, 2001	11,697,779	$731,290	$1,714,954	$(3,657,946)	$(1,211,702)

Issuance of stock	68,000	19,720	—	—	19,720

Net loss	—	—	—	(1,619,442)	(1,619,442)

Balance, December 31, 2001	11,765,779	751,010	1,714,954	(5,277,388)	(2,811,424)

Issuance of stock	10,000	9,000	—	—	9,000

Net loss	—	—	—	(2,050,734)	(2,050,734)

Balance, December 31, 2002	11,775,779	$760,010	$1,714,954	$(7,328,122)	$(4,853,158)

The accompanying notes are an integral part of this statement.

MIRENCO, Inc.

STATEMENTS OF CASH FLOWS

Year ended December 31,

	2002	2001
Cash flows from operating activities
Net loss	$(2,050,734)	$(1,619,442)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities
Common stock issued for director fees	9,000	—
Loss on impairment of long-lived asset	676,545	—
Depreciation and amortization	96,819	62,221
(Increase) decrease in assets
Accounts receivable	(7,585)	28,512
Inventories	23,927	(72,029)
Other	16,481	122,493
Increase (decrease) in liabilities
Accounts payable	(11,930)	28,104
Accrued expenses	3,916	(37,385)
Other current liabilities	5,702	—

Net cash used in operating activities	(1,237,859)	(1,487,526)

Cash flows from investing activities
Purchase of property and equipment	(97,420)	(760,758)

Net cash used in investing activities	(97,420)	(760,758)

Cash flows from financing activities
Proceeds from sale of stock, net of offering costs and exercised stock options	—	19,720
Proceeds from long-term debt	19,385	—
Refund of rescinded stock	—	(261,700)
Principal payments on long-term debt	(3,541)	—
Proceeds from loan from stockholder	20,615	—
Principal payments to stockholder	(3,785)	—

Net cash provided by (used in) financing activities	32,674	(241,980)

Decrease in cash and cash equivalents	(1,302,605)	(2,490,264)

Cash and cash equivalents, beginning of year	3,201,799	5,692,063

Cash and cash equivalents, end of year	$1,899,194	$3,201,799

Supplementary disclosure of cash flow information
Cash paid during the year for Interest	$1,305	$14,990

The accompanying notes are an integral part of these statements.

MIRENCO, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2002 and 2001

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

1. Nature of Business

MIRENCO, Inc. (the Company) was incorporated as an Iowa corporation in 1997. The Company is a marketing company that distributes a variety of automotive and aftermarket products for which it has exclusive licensing rights. The products primarily reduce emissions and increase vehicle performance. The Company’s products are sold primarily in the domestic market.

2. Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of 3 months or less to be cash equivalents. Interest income is generated from cash invested in these short-term financial instruments.

3. Revenue Recognition

Revenue is recognized from sales when a product is shipped and from services when they are performed.

4. Inventories

Inventories, consisting of purchased finished goods ready for sale, are stated at the lower of cost (as determined by the first-in, first-out method) or market.

5. Income Taxes

The Company accounts for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are recognized to the extent management believes that it is more likely than not that they will be realized.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

6. Patents and Trademarks

Patents and trademarks will be amortized on the straight-line method over their remaining legal lives of 7 years as of December 31, 2002. The Company recorded amortization expense of $980 and $831 in 2002 and 2001, respectively.

7. Property and Equipment

Property and equipment are stated at cost. The Company provides for depreciation on the straight-line method over the estimated useful lives of 3 years for computer equipment, 5 years for manufacturing and test equipment and other equipment, and 39 years for building.

8. Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. A provision for asset impairment of $676,545 is included in the statement of operations at December 31, 2002.

9. Stock-Based Compensation

The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation, and has elected to continue the accounting set forth in Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees. This opinion requires that for options granted at less than fair market value, a compensation charge must be recognized for the difference between the exercise price and fair market value.

10. Net Loss Per Share

Basic net loss per share is calculated on the basis of the weighted-average number of common shares outstanding during the periods, which includes the effects of all stock splits. Net loss per share, assuming dilution, is calculated on the basis of the weighted-average number of common shares outstanding and the dilutive effect of all potential common stock equivalents. Net loss per share assumes dilution for the years ended December 31, 2002 and 2001 is equal to basic net loss per share, since the effect of common stock equivalents outstanding during the year is antidilutive.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

11. Fair Values of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, and accrued expenses. The carrying amounts of financial instruments approximate fair value due to their short maturities.

12. Royalty Expense

Royalty expense is recorded and paid based upon the sale of products, services, and rights related to patents according to a contractual agreement (see Note J).

13. Advertising

Advertising costs are charged to expense as incurred and were $83,904 and $329,733 for the years ended December 31, 2002 and 2001, respectively.

14. Offering Costs

Specific incremental costs are directly attributable to the Company’s equity offerings. These costs include advertisements in newspapers, radio, and direct mail, letters, printing costs, and certain identifiable legal fees and are charged against the gross proceeds of the offerings.

15. Software Development Costs

The Company capitalizes software development costs when project technological feasibility is established and concludes when the product is ready for release. To date, no amounts have been capitalized. Research and development costs related to software development are expensed as incurred.

16. Research and Development

The Company expenses research and development costs as incurred. Such costs include certain prototype products, test parts, consulting fees, and costs incurred with third parties to determine feasibility of products. Costs incurred for research and development were $64,047 and $96,820 in 2002 and 2001, respectively.

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

NOTE B—REALIZATION OF ASSETS

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred and is expected to continue to incur net losses in the future, and it has a stockholders’ deficit of $4,853,158 as of December 31, 2002. If revenues do not increase substantially in the near future, additional sources of funds will be needed to maintain operations. These matters give rise to substantial doubt about the Company’s ability to continue as a going concern.

Management and other personnel have been focused on product and service development in lieu of product marketing. In an effort to make the transition from a development stage company to a viable business entity, the Company’s management team has diligently explored several market segments relative to the Company’s product and service lines over the past 3 years. From that exploration, the Company has decided it is in its best interests to explore the use of existing, well-established distribution channels for marketing and selling the DriverMax® product line. Management also believes a large market exists for the Company’s testing services and the information provided by those services. A combination of the products and services has been developed as a long-term program for current and potential customers, particularly in regulated markets. The Company has designed such a program for the school bus fleet in the state of Iowa and is awaiting funding to complete a 5-year contract. Management will focus on the Company’s efforts on the sales of products, services, and programs with sensible controls over expenses. Management believes these steps, if successful, will improve the Company’s liquidity and operating results, allowing it to continue in existence.

NOTE C—OTHER CURRENT ASSETS

Other current assets consisted of the following at December 31,

	2002	2001
Other prepaid expenses	$7,368	$6,414
Interest receivable	28,304	38,853

	$35,672	$45,267

NOTE D—PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31,

	2002	2001
Building	$549,747	$1,226,292
Computer equipment	81,690	77,644
Manufacturing and test equipment	70,693	61,022
Tool and die	29,025	—
Other equipment	120,090	65,411

	851,245	1,430,369
Less accumulated depreciation	175,378	79,538

	$675,867	$1,350,831

The Company recorded $95,840 and $61,390, respectively, of depreciation expense for the years ended December 31, 2002 and 2001.

NOTE E—ACCRUED EXPENSES

Accrued expenses consisted of the following at December 31,

	2002	2001
Royalty	$799	$458
Payroll and payroll taxes	10,121	11,283
Other	6,162	1,425

	$17,082	$13,166

NOTE F—NOTE PAYABLE

Note payable consisted of the following at December 31,

	2002	2001
Note payable to bank in monthly installments of $818, including principal and interest at 8.9%, maturing September 2004	$15,844	$—

	15,844	—
Less current portion	8,752	—

	$7,092	$—

Future maturities of long-term debt are as follows:

Year ending December 31,	Amount
2003	$8,752
2004	7,092

$15,844

NOTE G—CONCENTRATION OF CUSTOMERS

The Company had 4 customers that accounted for 86% of 2002 sales and 88% of 2001 sales.

NOTE H—LEASES

The Company leased office space and equipment from a related party under an operating lease that expired in December 2001. Total rental expense for this operating lease was $14,400 for the year ended December 31, 2001.

The Company entered into a lease agreement with its majority stockholder for the land on which the Company has constructed a new facility. The lease establishes a perpetual term commencing October 1, 2000 at no rental cost to the Company (see Note J).

NOTE I—INCOME TAXES

Deferred income taxes relate to amounts recognized for financial reporting which have not yet been recognized for income tax reporting. The tax effects of temporary differences related to assets and liabilities were as follows at December 31,

	2002	2001
Deferred tax assets
Net operating loss carryforward	$1,957,250	$1,260,000
Stock-based compensation	613,900	613,900

	2,571,150	1,873,900
Deferred tax liability
Accelerated depreciation	6,181	6,181
Amortization	2,690	2,690

	8,871	8,871

	2,562,279	1,865,029
Less valuation allowance	2,562,279	1,865,029

Net deferred tax liability	$—	$—

NOTE I—INCOME TAXES—Continued

The valuation allowance was established to reduce the deferred income tax asset to an amount that will more likely than not be realized. The reduction is necessary given the Company’s inability to generate profitable operations and uncertainty about its ability to use net operating loss carryforwards before they expire starting in 2007. The valuation allowance was increased by $697,250 and $265,919 in fiscal years 2002 and 2001, respectively.

The income tax benefit reflected in the statements of operations differs from the amounts computed at federal statutory income tax rates. The principal differences are as follows:

	2002	2001
Federal and state income tax benefit computed at
statutory rate	$(697,250)	$(550,610)
NOL carryforward adjustment	—	284,691
Increase in valuation allowance	697,250	265,919

Net deferred tax asset	$—	$—

NOTE J—RELATED PARTY TRANSACTIONS

The Company purchased services from several entities with direct relationships to the majority stockholder of the Company. Such payments totaled $37,497 and $49,885 for the years ended December 31, 2002 and 2001, respectively.

The Company entered into a lease with its majority stockholder for the land on which the Company has constructed a new facility. The lease provides the Company with a buyout option upon the death of the majority stockholder at the then-unimproved fair market value. In the event the Company defaults on the payment of any taxes or insurance or fails to perform any other obligation under the lease, or voluntarily declares bankruptcy, any of which are not cured within 10 days or other reasonable time, the majority stockholder, as landlord, may terminate the lease, thus requiring the Company to vacate. The Company entered into an agreement to purchase the land for $20,000 in 2003.

During 2002, the Company entered into a note payable with the majority stockholder for $20,615. The Company is to repay the loan in monthly installments of $861 including principal and interest at 8%. The note matures September 2004.

NOTE J—RELATED PARTY TRANSACTIONS—Continued

Future maturities of the note payable due to stockholder are as follows:

Year ending December 31,	Amount
2003	$9,329
2004	7,501

$16,830

On April 30, 1999, the Company entered into an agreement to acquire patents and trademarks for an initial price of $25,000 from a company whose stockholders have controlling ownership in the Company. The patents and trademarks were recorded as a lump-sum purchase at the affiliate’s carrying value, $9,800, at the date of purchase. The remaining $15,200 was recorded as a distribution to stockholders. In July 2000, upon the completed sale of 1,000,000 shares of stock to the public and in accordance with the patent purchase agreement a payment of $225,000 was paid and was accounted for as a distribution to stockholders. Also, the agreement provides for royalty payments in the amount of 3% of gross sales (including product sales, service revenues, and all revenues from sales of patent rights) for the 20 years which began November 1, 1999. This agreement can be terminated by the seller if the Company fails to make the above payments or becomes insolvent. From January 1, 1999 to October 31, 1999, the Company paid royalties for the use and potential marketing of the patents to the company that owned the patents based on 3% of sales calculated at an established unit price ($495) and minimum quantities (40 to 80 units per month), with payments generally made quarterly. The Company paid royalty fees to a company partially owned by the majority stockholder of the Company for the years ended December 31, 2002 and 2001 in the amounts of $3,133 and $2,334, respectively.

NOTE K—COMMON STOCK OPTIONS

During 1998, the Company established a nonqualified stock option plan (the 1998 Plan) pursuant to which options for up to 1,200,000 shares of the Company’s authorized but unissued common stock may be granted to employees and certain nonemployees. During 1999, the Company adopted the 1999 Stock Option Plan (the 1999 Plan), which provides for granting of options to officers, employees, advisors, and consultants of the Company, for the purchase of up to a total of 750,000 shares of the Company’s authorized but unissued common stock. At December 31, 2000, options for an aggregate of 1,027,400 shares had been granted as shown below. The Company accounts for stock options in accordance with APB Opinion No. 25 and related interpretations, and compensation expense was recorded in the amount of $75,000 for the year ended December 31, 1999, related to stock options granted for services rendered prior to the grant date.

On December 31, 1998, the Company granted 367,400 options to employees pursuant to the 1998 Plan. The options are fully vested. The option price is $0.29. Compensation expense of $1,730,454 was recorded related to these options for the year ended December 31, 1998. The options expire December 31, 2008.

On June 15, 1999, the Company granted 100,000 options to an employee for past service pursuant to the 1998 Plan. The options vested 50,000 shares at January 1, 2000, and the remaining shares vested and were exercisable at January 1, 2001. Compensation expense of $75,000 was recorded related to these options. The options expire June 15, 2009, and the option price is $4.25.

On December 31, 1999, the Company granted 560,000 options to 2 key employees pursuant to the 1999 Plan. The options vest quarterly, starting January 1, 2000, through September 30, 2003. The option price is $5.00; the options expire September 30, 2008. No compensation expense was recorded related to these options.

Effective March 31, 2001, the Company established a nonqualified stock option plan (the 2001 Plan), pursuant to which options for up to 250,000 shares of the Company’s authorized but unissued common stock may be granted to employees and certain nonemployees. At December 31, 2001, options for an aggregate of 3,560 shares had been granted as shown below. The options are fully vested. The option price is $5.00. No compensation expense was recorded related to the options, since the exercise price exceeded the trading value at the date of grant. The options expire March 31, 2010.

NOTE K—COMMON STOCK OPTIONS—Continued

During 2002 the Company granted 1,000 options as shown below. The options are fully vested. The exercise price is the fair market value at the date of grant. The options expire 10 years from the date of grant.

	Number of shares		Weighted-average exercise price per share
	Outstanding	Exercisable
Outstanding, January 1, 2001	1,027,400	367,400	$3.24

Granted	3,560	3,560	5.00

Exercised	(68,000)	—	0.29

Outstanding, December 31, 2001	962,960	370,960	3.25

Granted	1,000	1,000	0.71

Expired	(210,000)	—	(5.00)

Outstanding, December 31, 2002	753,960	753,960	$3.02

Had compensation cost for the 2001 Plan been determined based on the fair value of the options at the grant date, the Company’s net loss would have been substantially the same as that reported for 2002. In 2001, the net loss would have increased by $106,217, resulting in a net loss for the year ended December 31, 2001 in the amount of $1,725,659. Net loss per share would have been $0.15 and $0.13 for the years ended December 31, 2002 and 2001, respectively.

NOTE K—COMMON STOCK OPTIONS—Continued

The following table summarizes information about options outstanding at December 31, 2002 and 2001 under the Compensatory Stock Option Plans:

2002 Compensatory Stock Options and Warrants

Options outstanding				Options exercisable
Range of exercise prices	Number outstanding	Weighted-average remaining contractual life	Weighted-average exercise price	Number exercisable	Weighted-average exercise price
$0.29-$5.00	753,960	5.96	$3.02	753,960	$3.02

2001 Compensatory Stock Options and Warrants

Options outstanding				Options exercisable
Range of exercise prices	Number outstanding	Weighted-average remaining contractual life	Weighted-average exercise price	Number exercisable	Weighted-average exercise price
$0.29-$5.00	962,960	6.92	$3.25	790,960	$2.72

The fair value of the options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2002 and 2001: dividend yield of 0%; risk-free interest rate of 6%; assumed forfeiture of 0%; and expected lives of 8-10 years. All stock splits have been reflected in the number of options issued.

NOTE L—STOCKHOLDERS’ DEFICIT

In May 1997, the Company’s Board of Directors authorized the Company to sell up to 200,000 shares of common stock at $5 per share in a Small Company Offering Registration in the State of Iowa. Total shares issued were 156,680, which resulted in proceeds of $788,400.

In 1998, the Company issued 6,000 shares of common stock at $5 per share for legal fees incurred.

In 1998, the Company’s Board of Directors authorized the issuance of 19,520 shares of common stock to key employees for services rendered in 1998 and 1999. In conjunction with the issuance of the shares, the Company recorded compensation expense of $97,600, which approximated the fair market value of the shares at the time of issuance.

The Company’s common stock was split 3-for-1 in June 1998 and 5-for-1 in April 1999.

NOTE L—STOCKHOLDERS’ DEFICIT—Continued

On May 15, 1999, the Company’s stockholders authorized the Company to sell up to 150,000 shares of the Company’s common stock at $5 per share. The Company must issue 4 stock warrants for each share of common stock purchased. The exercise price for these warrants totals $5 per share. The warrants could have been exercised at any time prior to June 15, 2002. Total shares issued were 66,979, which resulted in proceeds of $334,895. All 267,916 outstanding warrants expired in June 2002.

The Company’s stockholders authorized the Company to sell up to 2,000,000 shares of common stock at $5 per share in a direct public offering in the State of Iowa (the Iowa-Only Offering). The proceeds from the Iowa-Only Offering are being used to fund additional sales and marketing activities, research and development efforts for new products, working capital, and operational costs. (See Note M.) Some of the funds were used to construct a state-of-the-art warehouse and distribution center, which now houses the corporate offices of the Company. As of December 31, 2002 and 2001, 1,508,908 shares had been sold.

In 1999, the Company issued 30,000 warrants at an exercise price of $0.01 per share for legal fees. As of December 31, 2000, $74,850 had been accounted for as offering costs. The remaining $74,850 was recognized as a legal expense upon the completion of the Company’s registration under the Securities Act of 1933; this registration took place on May 14, 2001.

In 2002, the Company issued 10,000 shares of common stock at $.90 per share to directors for services rendered.

NOTE M—STOCK SUBJECT TO RESCISSION OFFER

On August 12, 2000, the Company determined that resales of Iowa-Only Offering Shares by Iowa residents to non-Iowa residents violated certain provisions of the Securities Act of 1933. In response, the Company undertook an offering to rescind the earlier Iowa-Only Offering. As a result, the Iowa-Only Offering Shares, 1,561,248 shares, in the amount of $7,806,240, were classified as temporary equity.

NOTE M—STOCK SUBJECT TO RESCISSION OFFER—Continued

Once approved for distribution, the Rescission Offer was outstanding from January 26, 2001 to February 26, 2001. During this period Iowa-Only Offering Stockholders had the option to reject the Rescission Offer formally in writing; to take no action within the 30 days, thereby retaining their outstanding Iowa-Only Offering Shares; or to accept the Rescission Offer formally in writing. Seventy-one formal rescission acceptances representing 52,340 shares were received from Iowa-Only Offering Stockholders, resulting in a total of $276,690 being paid in cash to these stockholders for the return of their original investment plus interest at 8% annually. The maximum obligation under this offer is estimated to be $8,100,000, including the original investment plus interest at 8% per year. As a result of the rescission, the Company has paid interest in the amount of $14,990.

As a result of the Rescission Offer, the Company has classified the Iowa-Only Offering Shares and proceeds as temporary equity. These shares will remain in temporary equity until such time as the violations under the securities laws have been cured. Subsequent to the close of the original sale of Iowa-Only Offering Shares, the Company believed that Iowa-Only Offering Stockholders are estopped from arguing injury. However, the Company will continue to be contingently liable to such stockholders during the period covered by the statute of limitations, a period of 3 years from the date of the Rescission Offer. The Company is unable to quantify the amount of such contingent liability. However, any claim must be brought through individual lawsuit; the Company intends to vigorously defend any lawsuit that may be initiated, believing it has valid defenses; and, management considers the probability that it will incur any obligation under such contingent liability to be remote. The Company will continue to assess the effect of this contingent liability on its financial statements during the succeeding periods.

NOTE N—DEVELOPMENT STAGE IN PRIOR YEARS

The Company was incorporated on February 21, 1997 in Iowa and was in the development stage through December 31, 2001. The year 2002 is the first year during which the Company is considered an operating company and is no longer in the development stage.

ITEM 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons, Compliance

With Section 16(a) of the Exchange Act

As of the date of this Annual Report, based solely upon a review of copies of Forms 3, 4 and 5 and amendments thereto furnished to the Company during its most recent fiscal year, management believes that all directors and officers, both past and present, are in compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934. Biographical summaries concerning individuals serving on the Board of Directors, the Company’s executive officers and significant employees, are shown below.

Dwayne L. Fosseen, age 57, is founder, Chief Executive Officer, Chairman of the Board of Directors, and Principal (controlling) Stockholder of Mirenco, Inc. Mr. Fosseen has personally been involved in major projects with the U.S. Department of Agriculture, the U.S. Department of Energy, the Iowa Corn Growers Board, the National BioDiesel Board and the Iowa Soybean Promotions Board. Mr. Fosseen has over 15 years’ experience in the field of heavy-duty engines and has directed major EPA testing efforts at Ortech Corporation, an international emissions testing company.

J. Richard Relick, age 73, Chief Operating Officer, graduated from Dickinson College, Carlisle, Pennsylvania, in 1951 with a degree in economics and has a 1963 associate’s degree in management from Northeastern University, Boston, Massachusetts. Mr. Relick has extensive management background in the introduction of new technology, having launched two new companies, one in the environmental area and another in biotechnology. Mr. Relick was a Group Vice President of Eco-Labs, a Fortune 500 company, and as President of Ventron Europe, formed a new company in Brussels, Belgium, to serve the world chemical and pharmaceutical markets. Mr. Relick served as a captain in the Marine Corps. He currently serves as director of Certech Corporation, a manufacturer of reusable oil filters, and Northern Probiotics, a producer of Antibiotic Replacement Therapy for humans and animals.

Wayne Allison, age 42, served as President of Mirenco, Inc. from November 1999 to January 2002. From 1994 to 1999, Mr. Allison served as President of an international technology firm publicly traded in Israel, as CEO of a publicly traded business consolidation holding company, as well as a director and officer of other public companies. He has operated in a variety of roles in growth companies. Mr. Allison holds a bachelor’s degree in Behavioral Psychology and Computer Science Engineering from the University of Texas at Arlington, and received a Masters Degree in Managerial Economics/Finance from Oklahoma University.

Darrell R. Jolley, age 40, served as Mirenco, Inc.’s Chief Financial Officer from November, 1999 to January 2002. From 1996 to 1999 Mr. Jolley held a variety of positions in public reporting companies including Chief Financial Officer, Secretary, Treasurer and Director. Earlier in his career, Mr. Jolley was employed by Deloitte and Touche, an international CPA firm. He graduated from the University of Texas at Austin, majoring in the Business Honors Program with a specialization in Accounting. He obtained his CPA certification in January, 1989.

Debbie L. Pickard, age 40, became employed as Chief Financial Officer of Mirenco, Inc. from January, 2002 until November, 2002., after serving as an independent self-employed consultant to the Company’s accounting department for nearly two years. Prior to 1999, Ms. Pickard served in the role of controller for two separate Midwest companies, and as the Business Office Manager in charge of Patient Accounts in a small Iowa hospital. She was employed by KPMG Peat Marwick, an international CPA firm, as a staff accountant from 1984 to 1987. In 1984, she received a Bachelor of Science Degree with a major in Accounting from the University of Nebraska at Omaha, and she obtained her CPA certification in the same year.

Richard A. Musal, age 56, became chief Financial Officer in December of 2002. Mr. Musal has been a consultant to businesses since 2000. Prior to that time he served as Chief Operating Officer and Chief Financial Officer of AccessAir, Inc. He has served as Chief Financial Officer for other businesses and was formerly a Partner with McGladrey & Pullen, LLP. Mr. Musal, a Certified Public Accountant since 1973, Graduated from Central Missouri State University in 1972.

Jerrold Handsaker, age 53, was a Director of Mirenco, Inc. from June 1, 1998 until December, 2002. He practiced general business law in Iowa for 22 years and was admitted to practice in all Iowa Courts, U.S. District Courts in Northern and Southern Iowa, the U.S. Tax Court and the U.S. Supreme Court. He holds two U.S. patents and is presently President and CEO of Innovative Lighting, Inc., a Roland, Iowa, manufacturing company, which manufactures and markets products to the worldwide marine and RV industries. He is a member of the Iowa State Bar Association, the National Marine Manufacturer’s Association, and the American Boat and Yacht Council. Mr. Handsaker received his undergraduate degree from Iowa State University in 1972 and his juris doctorate degree from Drake University in 1975.

Don D. Williams, age 69, a lifelong resident of Williams, Iowa, has been involved in the grain business and is a major producer of livestock. Mr. Williams has also been associated with real estate as a licensed associate. Mr. Williams has served as an officer of the County Farm Bureau Board, Heart of Iowa Realtors Board, and the County Compensation and Extension Board. A director of Mirenco, Inc. since June 1, 1998, Mr. Williams is also a veteran of the Korean War.

Greg DeJong, age 49, joined Mirenco, Inc.’s board of directors in September, 2001. As former vice-president and current president/owner of DeJong Manufacturing, Inc. in New Sharon, Iowa, he has spent the last 6 years in this sheet metal fabricating business, which provides finished assemblies for original equipment manufacturers. During the 20 years prior, Mr. DeJong owned and operated an agricultural fertilizer/chemical business in the New Sharon area, and earlier in his career, Mr. DeJong operated a family farming/livestock operation.

ITEM 10. Executive Compensation

The following table sets forth the compensation of the named executive officers for each of the Company’s last three completed fiscal years.

Summary Compensation Table

	Annual Compensation					Long-Term Compensation
Name and Principal Position	Year	Salary		Bonus		Options Awarded		All Other Compensation
Dwayne Fosseen, CEO	2002 2001 2000	$ $ $	75,000 79.375 75,000	$ $ $	–0– –0– –0–	$ $ $	–0– –0– –0–	$ $ $	–0– –0– –0–

Option Grants

There were no grants of stock options made to any executive officers during the Years Ended December 31,2002 and 2001.

Aggregate Option Exercises and Fiscal Year-End Option Value

There were no stock option exercises made by executive officers during the years ended December 31, 2002 or December 31, 2001.

Compensation of Directors

There was $17,800 ($8,800 in cash payments and $9,000 paid by 10,000 shares of common stock) compensation paid to the Directors during the year ended December 31, 2002 compared to none during the year ended December 31, 2001.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the individuals serving on the Board of Directors, the Company’s executive officers and significant employees, and information with respect to the number of shares of the Company’s common stock beneficially owned by each of them directly or indirectly, as of March 31, 2003. The number of shares beneficially owned includes shares, if any, held in the name of the spouse, minor children, or other relatives of the individual living in his home, as well as shares, if any, held in the name of another person under an arrangement whereby the individual enjoys the right to vote or the use of the income, or whereby the individual can vest or revest title in himself or herself at once or at some future time.

Name, Position and Address of Beneficial Owner	Amount Beneficially Owned		Percent of Class
Dwayne Fosseen, Director, Chairman Of the Board and Chief Executive Officer 206 May Street Radcliffe, IA 50230	9,055,400	(a)	65.8%

Don Williams, Director 206 May Street Radcliffe, IA 50230	347,800		2.6%

Jerrold Handsaker, Director 206 May Street Radcliffe, IA 50230	43,030.4%

J Richard Relick, Director and Chief Operating Officer 206 May Street Radcliffe, IA 50230	100,400	(b)	.7%

Wayne Allison, Former President 12910 Cottonwood Ln Springfield, NE 68059	175,000	(c)	1.3%

Darrell R. Jolley, Former Chief Financial Officer 4224 Fair Oaks Grapevine, TX 76051	175,000	(d)	1.3%

Greg DeJong, Director 206 May Street Radcliffe, IA 50230	20,000.1%

Debbie L. Pickard, Former Chief Financial Officer 206 May Street Radcliffe, IA 50230	200		0.0%

All Directors and Officers as a Group (8 persons)	9,916,830	(e)	72.0%

(a)	Dwayne Fosseen’s beneficial ownership includes 3,200 shares owned by family members in his household and 36,000 shares, which are acquirable pursuant to the exercise of outstanding stock options owned by his spouse.
(b)	J. Richard Relick’s beneficial ownership includes 100,000 shares, which are acquirable pursuant to the exercise of outstanding stock options.
(c)	Wayne Allison’s beneficial ownership includes 175,000 shares, which are acquirable pursuant to the exercise of outstanding stock options.
(d)	Darrell R. Jolley’s beneficial ownership includes 175,000 shares, which are acquirable pursuant to the exercise of outstanding stock options.
(e)	The beneficial ownership of all directors and executive officers as a group includes 486,000 shares which are acquirable pursuant to the exercise of outstanding stock options.

ITEM 12. Certain Relationships and Related Transactions

The Company purchased services from several entities with direct relationships to the majority stockholder of the Company. Such payments totaled $37,497 and $49,885 for the years ended December 31, 2002 and 2001, respectively.

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

On April 30, 1999, the Company entered into an agreement to acquire patents and trademarks from a company whose stockholders have controlling ownership in the Company for an initial price of $25,000. The patents and trademarks were recorded as a lump-sum purchase at the affiliate’s carrying value, $9,800, at the date of purchase. The remaining $15,200 was recorded as a distribution to stockholders. Another payment per terms of the patent purchase agreement, $225,000, was paid in July 2000 and accounted for as a distribution to stockholders upon the completed sale of 1,000,000 shares of stock offered to the public. Also, the agreement provides for royalty payments in the amount of 3% of gross sales (including product sales, service revenues, and all revenues from sales of patent rights) for 20 years, which began November 1, 1999. This agreement can be terminated by the seller if the Company fails to make the above payments or becomes insolvent. From January 1 to October 31, 1999, the Company paid royalties for the use and potential marketing of the patents to the company that owned the patents based on 3% of sales calculated at an established unit price ($495) and minimum quantities (40 to 80 units per month), with payments generally made quarterly. The Company paid royalty fees to a company partially owned by the majority stockholder of the Company for the years ended December 31, 2002 and 2001 in the amounts of $3,133 and $2,334, respectively.

ITEM 13. Exhibits and Reports on Form 8-K

(a) Reports on Form 8-K

There were no reports filed on Form 8-K during the fourth quarter of the year ended December 31, 2001.

(b) Exhibits

The following are the exhibits to this annual report.

Certificate of Incorporation of Registrant (incorporated by reference to the Company’s Registration Statement filed on July 10, 2000).

3.2		Certificates of Amendment to the Certification of Incorporation (incorporated by reference to the Company’s Registration Statement filed on July 10, 2000).

3.3		Bylaws of Registrant (incorporated by reference to the Company’s Registration Statement filed on July 10, 2000).

10.2	(d)	Stock Option Agreement between Registrant and Betty Fosseen (incorporated by reference to the Company’s Registration Statement filed on July 10, 2000).

10.2	(f)	Stock Option Agreement between Registrant and J. Richard Relick (incorporated by reference to the Company’s Registration Statement filed on July 10, 2000).

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

10.6		Summary of Patents and Associated Service Marks (incorporated by reference to the Company’s Registration Statement filed on July 10, 2000).

10.7		Copies of U.S. and Canadian Patents Issued to Dwayne L. Fosseen (incorporated by reference to the Company’s Registration Statement filed on July 10, 2000).

10.8		Summary of Mexican Patents and Associated Protections Issued to Dwayne L. Fosseen (incorporated by reference to the Company’s Registration Statement filed on July 10, 2000).

10.9		Rental Agreement Between Registrant and Fosseen Manufacturing & Development, Inc (incorporated by reference to the Company’s Registration Statement filed on July 10, 2000).

10.10		March 31, 2000 Warrant Agreement between Registrant and Duncan, Blum & Associates (incorporated by reference to the Company’s Registration Statement filed on July 10, 2000).

10.13	(a)	Lease for Land (incorporated by reference to the Company’s Registration Statement Amendment filed on April 17, 2001).

10.13	(b)	Stock Option Agreement between Registrant and Betty Fosseen (incorporated by reference to the Company’s Registration Statement Amendment filed on April 17, 2001).

10.14		2001 Common Stock Compensation Plan (incorporated by reference to the Company’s 10KSB for the fiscal year ended December 31, 2001).

10.15

Cooperative Agreement between registrant and Iowa Foundation for Educational Adminstration, Inc. (Incorporated by reference to the Company’s 10QSB for the quarter ended June 30, 2002 filed on August 14, 2002).

10.16

Vehicle Purchase Agreement between registrant and Fosseen Manufacturing Co., Inc. (Incorporated by reference to the Company’s 10QSB for the quarter ended September 30, 2002 filed on November 14, 2002).

10.17		Bank Note between registrant and Randall-Story State Bank. (Incorporated by reference to the Company’s 10QSB for the quarter ended September 30, 2002 filed on November 14, 2002).

*10.18		Agreement between Richard A. Musal and registrant for Chief Financial Officer Services

*10.19		Offer and Acceptance to purchase land from Dwayne Fosseen and spouse.

* 99.1		Dwayne Fosseen’s Certification dated April 14, 2003 pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to SECTION 906 of the Sarbanes-Oxley Act of 2002

* 99.2		Richard A. Musal’s Certification dated April 14, 2003 pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to SECTION 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

Except as noted, these exhibits were filed in the July 10, 2000 and March 4, 2001 Registration Statements. Since no changes to such filings have occurred and/or are not material, these exhibits are not filed herewith and are hereby incorporated by reference.

ITEM 14. Controls and Procedures.

The principal executive officer and principal financial officer of Mirenco have evaluated the effectiveness of Mirenco’s disclosure controls and procedures and have concluded that the disclosure controls and procedures are sufficient and have been effective for the purposes for which they are intended.

There have not been any significant changes in Mirenco’s internal controls or in other factors that could significantly affect Mirenco’s internal controls subsequent to the date of the evaluation of Mirenco’s internal controls.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mirenco, Inc. (Registrant)

Date: April 14, 2003	By:	/s/ Richard A. Musal
Richard A. Musal Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 14, 2003	By:	/s/ Dwayne Fosseen
Dwayne Fosseen Chairman of the Board, Chief Executive Officer and Director

Date: April 14, 2003	By:	/s/ Don Williams
Don Williams Director

Date: April 14, 2003	By:	/s/ J. Richard Relick
J. Richard Relick Director, Chief Operating Officer, and Secretary

CERTIFICATIONS

        I, Dwayne Fosseen, certify that:

        1. I have reviewed this annual report on Form 10-KSB of Mirenco, Inc.;

        2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        (b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

        (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

        (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

        (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

        6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003

/s/ Dwayne Fosseen

Dwayne Fosseen, President and

Chief Executive Officer

        I, Richard A. Musal, certify that:

        1. I have reviewed this annual report on Form 10-KSB of Mirenco, Inc.;

        2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        (b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

        (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

        (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

        (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

        6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003

/s/ Richard A. Musal

Richard A. Musal, Chief Financial Officer