Form 10QSB
period 2003-03-31
MIRENCO INC
filed 2003-05-14
CIK 1041609

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 13,284,687 shares of no par value common stock as of March 31, 2003.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Cautionary Statement on Forward-Looking Statements.

The discussion in this Report on Form 10-QSB, including the discussion in Item 2 of PART I, contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about the Company’s business, based on management’s current beliefs and assumptions made by management. Words such as “expects”, “anticipates”, “intends”, believes”, “plans”, “seeks”, “estimates”, and similar expressions or variations of these words are intended to identify such forward-looking statements. Additionally, statements that refer to the Company’s estimated or anticipated future results, sales or marketing strategies, new product development or performance or other non-historical facts are forward-looking and reflect the Company’s current perspective based on existing information. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks, and uncertainties include those set forth below in Item 1 as well as previous public filings with the Securities and Exchange Commission. The discussion of the Company’s financial condition and results of operations included in Item 2 of PART I should also be read in conjunction with the financial statements and related notes included in Item 1 of PART I of this quarterly report. These quarterly financial statements do not include all disclosures provided in the annual financial statements and should be read in conjunction with the annual financial statements and notes thereto included in the Company’s Form 10KSB for the year ended December 31, 2003 filed on April 14, 2003. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

[Balance of page left intentionally blank]

PART I – Financial Information

Item I. Financial Statements

MIRENCO, Inc.

BALANCE SHEETS

(unaudited)

	March 31, 2003	March 31, 2002
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,595,100	$2,804,187
Accounts receivable	33,138	14,360
Inventories	141,031	213,418
Other	40,457	63,955

Total current assets	1,809,726	3,095,920

PROPERTY AND EQUIPMENT, net	656,121	1,329,999

PATENTS AND TRADEMARKS, net of accumulated amortization of $3,920 and $2,940 in 2003 and 2002, respectively	5,880	6,860

OTHER ASSETS	5,472	11,269

	$2,477,199	$4,444,048

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Current portion of note payable	$8,948	$—
Accounts payable	39,487	16,847
Accrued expenses	19,425	17,009
Other current liabilities	159	—
Note payable to stockholder, current portion	9,517	—

Total current liabilities	77,536	33,856

NOTE PAYABLE, less current portion	4,780

NOTE PAYABLE TO STOCKHOLDER, less current portion	5,051	—

COMMITMENTS AND CONTINGENCIES	—	—

STOCK SUBJECT TO RESCISSION OFFER
Common stock, no par value; 1,508,908 shares issued and outstanding at March 31, 2003 and 2002	7,544,540	7,544,540

STOCKHOLDERS’ DEFICIT
Common stock, no par value: 30,000,000 shares authorized, 11,775,779 shares issued and outstanding at March 31, 2003 and 2002	760,010	751,010
Additional paid-in capital	1,714,954	1,714,954
Accumulated deficit	(7,629,672)	(5,600,312)

	(5,154,708)	(3,134,348)

	$2,477,199	$4,444,048

MIRENCO, Inc.

STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31, 2003	Three months ended March 31, 2002

Sales	$38,121	$23,054

Cost of sales	11,227	15,602

Gross profit	26,894	7,452

Salaries and wages	196,104	172,732
Royalty expense	598	692
Advertising	8,037	15,949
Other general and administrative expenses	153,453	165,621

	358,192	354,994

Loss from operations	(331,298)	(347,542)

Other income (expense)
Other income	20,306	—
Interest income	9,633	24,853
Interest expense	(191)	(235)

	29,748	24,618

NET LOSS	$(301,550)	$(322,924)

Net loss per share available for common stockholders—basic and diluted	$(0.02)	$(0.02)

Weighted-average shares outstanding—basic and diluted	13,284,687	13,274,687

MIRENCO, Inc.

STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31, 2003	Three months ended March 31, 2002
Cash flows from operating activities
Net loss	$(301,550)	$(322,924)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	20,266	21,077
(Increase) decrease in assets
Accounts receivable	(13,698)	(2,505)
Inventories	(427)	(48,888)
Other	(4,786)	(17,598)
Increase (decrease) in liabilities
Accounts payable	3,955	(30,616)
Accrued expenses	2,113	3,842
Other current liabilities	(5,312)

Net cash used in operating activities	(299,439)	(397,612)

Cash flows used investing activities
Purchase of property and equipment	(275)	—

Cash flows from financing activities
Principal payments on long-term debt	(2,116)	—
Principal payments to stockholder	(2,263)	—

Net cash provided by (used in) financing activities	(4,379)	—

Decrease in cash and cash equivalents	(304,093)	(397,612)

Cash and cash equivalents, beginning of period	1,899,193	3,201,799

Cash and cash equivalents, end of period	1,595,100	$2,804,187

Suplementary disclosure of cash flow information:
Cash paid during the period for interest	$191	$—

MIRENCO, Inc.

Statement of Changes in Stockholders’ Deficit

For the Three Months Ending

March 31, 2003

	Common stock		Additional Paid-In capital	Accumulated deficit	Total
	Shares	Amount
Balance, January 1, 2003	11,775,779	$760,010	$1,714,954	$(7,328,122)	$(4,853,158)

Net loss				(301,550)	(301,550)

Balance, March 31, 2003	11,775,779	$760,010	$1,714,954	$(7,629,672)	$(5,154,708)

[Balance of page left intentionly blank]

MIRENCO, Inc.

NOTES TO FINANCIAL STATEMENTS

March 31, 2003 and 2002

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company’s significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

1. Nature of Business

MIRENCO, Inc. (the Company) was incorporated as an Iowa corporation in 1997. The Company is a marketing company that performs testing services and distributes combustion management aftermarket products for which they have exclusive licensing rights. The products primarily reduce emissions and increase vehicle performance.

2. Cash and Cash Equivalents

The Company considers all highly liquid investments to be cash equivalents. Interest income is generated from cash invested in these short-term financial instruments.

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

6. Patents and Trademarks

Patents and trademarks are amortized on the straight-line method over their remaining legal lives of approximately 7 years. The company recorded amortization expense of $245 for each of the three months ended March 31, 2003 and 2002.

7. Property and Equipment

Property and equipment are stated at cost. The Company provides for depreciation on the straight-line method over the estimated useful lives of 3 years for computer equipment, 5 years for manufacturing and test equipment and other equipment, and 39 years for building.

MIRENCO, Inc.

NOTES TO FINANCIAL STATEMENTS—Continued

March 31, 2003 and 2002

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Continued

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

10. Net Loss Per Share

Basic net loss per share is calculated on the basis of the weighted-average number of common shares outstanding during the periods, which includes the effects of all stock splits. Net loss per share, assuming dilution, is calculated on the basis of the weighted-average number of common shares outstanding including those shares subject to rescission and the dilutive effect of all potential common stock equivalents. Net loss per share assumes that dilution for the three months ended March 31, 2003 and 2002 is equal to basic net loss per share, since the effect of common stock equivalents outstanding during the periods is antidilutive.

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

13. Advertising

Advertising costs are charged to expense as incurred and were $8,037 and $15,949 for the three months ended March 31, 2003 and 2002, respectively.

14. Offering Costs

Specific incremental costs directly attributable to the Company’s equity offerings, including advertisements in newspaper, radio and direct mail, letters, printing costs and certain identifiable legal fees, are charged against the gross proceeds of the offerings.

MIRENCO, Inc.

NOTES TO FINANCIAL STATEMENTS—Continued

March 31, 2003 and 2002

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

15. Software Development Costs

The Company capitalizes software development costs when project technological feasibility is established and concludes when the product is ready for release. To date, no amounts have been capitalized. Research and development costs related to software development are expensed as incurred.

16. Research and Development

The Company expenses research and development costs as incurred. Such costs include certain prototype products, test parts, consulting fees, and costs incurred with third parties to determine feasibility of products. Costs incurred for research and development were $15,701 and $39,293 for the three months ended March 31, 2003 and 2002, respectively.

17. Other Income

The Company has received New Job Training Grants from the state of Iowa. The grants are distributed from the community college system and repaid to the community colleges through an allocation of state withholding taxes.

18. Accounts Receivable

The Company considers accounts receivable to be fully collectible; accordingly no allowance for doubtful accounts is required. If amounts are believed to be uncollectible, they are charged to operations by the Direct Write Off Method when that determination is made. Any subsequent collections will be recorded as income in the period they are recovered.

19. Use of Estimates

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

20. Basis of Presentation

The accompanying financial statements of Mirenco, Inc., included herein are unaudited, but include all adjustments consisting of normal recurring accruals which the Company deems necessary for a fair presentation of its financial position, results of operations and cash flows for the interim period. Such results are not necessarily indicative of results to be expected for the full year. These financial statements do not include all disclosures provided in the annual financial statements and should be read in conjunction with the annual financial statements and notes thereto included in the Company’s Form 10K for the year ended December 31, 2002 filed on April 14, 2003.

MIRENCO, Inc.

NOTES TO FINANCIAL STATEMENTS—Continued

March 31, 2003 and 2002

NOTE B—REALIZATION OF ASSETS

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred and is expected to continue to incur net losses in the future, and it had a stockholders’ deficit of $5,154,708 as of March 31, 2003. If revenues do not increase substantially in the near future, additional sources of funds will be needed to maintain operations. These matters give rise to substantial doubt about the Company’s ability to continue as a going concern.

Management and other personnel have been focused on product and service development in lieu of product marketing. In an effort to make the transition from a development stage company to a viable business entity, the Company’s management team has explored several market segments relative to the Company’s product and service lines over the past 3 years. From that exploration, the Company has decided it is in its best interests to explore the use of existing, well-established distribution channels for marketing and selling the DriverMax® product line. Management also believes a large market exists for the Company’s testing services and the information provided by those services. A combination of the products and services has been developed as a long-term program for current and potential customers, particularly in regulated markets. The Company has designed such a program for the school bus fleet in the state of Iowa and is awaiting funding to complete a 5-year contract. Management will focus on the Company’s efforts on the sales of products, services, and programs with sensible controls over expenses. Management believes these steps, if successful, will improve the Company’s liquidity and operating results, allowing it to continue in existence.

NOTE C—STOCK SUBJECT TO RESCISSION OFFER

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

As a result of the Rescission Offer, the Company has classified the Iowa-Only Offering Shares and proceeds as temporary equity. These shares will remain in temporary equity until such time as the violations under the securities laws have been cured. Subsequent to the close of the original sale of Iowa-Only Offering Shares, the Company believed that Iowa-Only Offering Stockholders are estopped from arguing injury. However, the Company will continue to be contingently liable to such stockholders during the period covered by the statute of limitations, a period of 3 years from the date of the Rescission Offer. The Company is unable to quantify the amount of such contingent liability. However, any claim must be brought through individual lawsuit; the Company intends to vigorously defend any lawsuit that may be initiated, believing it has valid defenses; and management considers the probability that it will incur any obligation under such contingent liability to be remote. The Company will continue to assess the effect of this contingent liability on its financial statements during the succeeding periods.

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

From July 30, 1999 through July 30, 2000, we raised $7,806,240 from our Iowa-Only Offering. On August 12, 2000, we determined that resales of Iowa-Only shares by Iowa residents to non-Iowa residents violated certain provisions of the Securities Act of 1933. In response, we undertook an offering to rescind the earlier Iowa-Only Offering in an offering effective January 26, 2001. The Rescission Offer terminated on February 26, 2001 with the result that we refunded 52,340 shares or $261,700, incurring interest expense of $14,990. As a result, at March 31, 2003, the 1,508,908 Iowa-Only Offering Shares, in the amount of $7,544,540, are classified as temporary equity. These shares will remain in temporary equity until such time as the violations under the securities laws have been cured. Subsequent to the close of the Rescission Offer, we believe that Iowa-Only Offering Stockholders are estopped from alleging injury. However, we will continue to be contingently liable to such stockholders during the statute of limitations, a period of three years from the date of the Rescission Offer. We are unable to quantify the amount of any such contingent liability because the claim must be brought through individual lawsuit, which we would vigorously defend with valid defenses, and we consider the probability of any obligation under such contingent liability to be remote. We will continue to assess the effect of this contingent liability on our financial statements during the statute of limitations period.

Liquidity and Capital Resources

Cash and equivalents are currently the Company’s substantial source of liquidity. An appraisal of the corporate headquarters building and the land underneath was completed in March, 2003. The changes in Cash and Equivalents for the three months ended March 31, 2003 and 2002 can be reviewed in the Statements of Cash Flows in PART I Item 1 above. During the quarter ended March 31, 2003, revenues of $11,970 were recognized from the arrangement with the Iowa Foundation for Educational Administration, Inc. for emissions testing services being conducted on the Iowa School Bus fleet. This was substantially less than original revenues expected to be received from this project. The remainder of these revenues were removed fom the Company’s books by the Direct Write Off method. If any of these revenues are recovered in the future, they will be recorded as revenues in the period recovered.While the amount is difficult to predict, management still anticipates that additional revenue will be realized by year-end from this arrangement.

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

Results of Operations

Gross sales for the three months ended March 31, 2003 were $15,067 or 65% greater than gross sales for the same period one year ago. Increased testing services account for the entire increase in gross revenue. Cost of sales for the three months ending March 31, 2003 were 29% of gross revenues while cost of sales for the same period in 2002 were 68% of gross revenue. This reduction was the result of costs of the emissions testing program being expensed in prior periods. Management continues to search for effective methods of selling and distributing our products and services.

A total of 16 individuals were employed with the Company at March 31, 2003 compared to 14 at March 31, 2002 causing an increase of $23,372 in salaries and wages expense for the three months ended March 31, 2003 over the same period a year ago. The increases in personnel were directly related to the testing services offered by the Company.

Royalty expense for the three months ended March 31, 2003 and 2002 was 3% of sales calculated per the patent purchase agreement with American Technologies.

Marketing and advertising expenses have been lower during the three months ended March 31, 2003 compared to the three months ending March 31, 2002. The Company has reduced its direct advertising activity to concentrate on a direct sales approach for its testing and product application program.

A comparative breakdown of “Other general and administrative expenses” per the Statements of Operations included in PART I Item 1above is as follows:

	Three months ended March 31, 2003	Three months ended March 31, 2002	Note
Depreciation and amortization	$20,266	$21,077	1
Insurance	16,228	10,276	2
Professional fees	51,112	38,062	3
Office expenses	11,507	11,473	4
Research and development	15,701	39,923	5
Travel	20,666	27,386
Utilities	17,973	17,424	1

Total general and administrative expenses	$153,453	$165,621

1 Depreciation and amortization expense were comparable to same period in the prior year.

2 The increase in insurance expense is primarily due to the addition of product liability coverage and increases in general rates. Rates for this type of coverage have increased nationwide over the past year.

3 The legal and accounting expenses incurred during the first quarter of 2003 were higher than the first quarter of 2002 primarily due to outsourcing general accounting services which were previously included in salary expense

4 Office expenses were comparable for the quarters ended March 31, 2003 and 2002

5 Research and Development costs decreased because in the quarter ended March 31, 2002, the Company acquired equipment and supplies to implement the testing program as well as continue to develop the Econo Cruise® product.

Interest income continues to decline with decreasing Cash and Equivalent balances and low certificate of deposit interest rates.

Interest expense for the three months ending March 31, 2003 and 2002 relate to the financing of the purchase of Company vehicles from the majority shareholder as described above under Liquidity and Capital Resources.

Recent Accounting Pronouncements

In August 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company had its building appraised in March, 2003. As a result of the appraisal, the Company recognized an impairment on the carrying value of its building of $676,545 in the year ended December 31, 2002.

Item 3.

CONTROLS AND PROCEDURES

An evaluation of the Company’s disclosure controls and procedures and internal controls and procedures was performed on May 12, 2003. Based on that review, management concludes that the Company’s disclosure controls and procedures adequately ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation date. There have been no corrective actions with regard to significant deficiencies and material weaknesses since the evaluation date.

[Balance of Page Left Intentionally Blank]

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None

[Balance of page left intentionally blank]

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits

The following are the exhibits to this annual report.

3.2

Certificate of Incorporation and Certificates of Amendment to the Certification of Incorporation of Registrant (incorporated by reference to the Company’s Registration Statement filed on July 10, 2000).

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

10.6		Summary of Patents and Associated Service Marks (incorporated by reference to the Company’s Registration Statement filed on July 10, 2000).

10.7		Copies of U.S. and Canadian Patents Issued to Dwayne L. Fosseen (incorporated by reference to the Company’s Registration Statement filed on July 10, 2000).

10.8		Summary of Mexican Patents and Associated Protections Issued to Dwayne L. Fosseen (incorporated by reference to the Company’s Registration Statement filed on July 10, 2000).

10.9		Rental Agreement Between Registrant and Fosseen Manufacturing & Development, Inc (incorporated by reference to the Company’s Registration Statement filed on July 10, 2000).

10.10		March 31, 2000 Warrant Agreement between Registrant and Duncan, Blum & Associates (incorporated by reference to the Company’s Registration Statement filed on July 10, 2000).

10.13		Lease for Land (incorporated by reference to the Company’s Registration Statement Amendment filed on April 17, 2001).

10.13	(a)	Stock Option Agreement between Registrant and Betty Fosseen (incorporated by reference to the Company’s Registration Statement Amendment filed on April 17, 2001).

10.14		2001 Common Stock Compensation Plan (incorporated by reference to the Company’s 10KSB for the fiscal year ended December 31, 2001).

10.15

Cooperative Agreement between registrant and Iowa Foundation for Educational Administration, Inc. (Incorporated by reference to the Company’s 10QSB for the quarter ended June 30, 2002 filed on August 14, 2002).

10.16

Vehicle Purchase Agreement between registrant and Fosseen Manufacturing Co., Inc. (Incorporated by reference to the Company’s 10QSB for the quarter ended September 30, 2002 filed on November 14, 2002).

10.17		Bank Note between registrant and Randall-Story State Bank. (Incorporated by reference to the Company’s 10QSB for the quarter ended September 30, 2002 filed on November 14, 2002).

10.18		Agreement between Richard A. Musal and registrant for Chief Financial Officer Services. (Incorporated by reference to the Company’s 10KSB for the year ended December 31, 2002 filed on April 14, 2002).

10.19		Offer and Acceptance to purchase land from Dwayne Fosseen and spouse. (Incorporated by reference to the Company’s 10KSB for the year ended December 31, 2002 filed on April 14, 2003)

* 99.1		Dwayne Fosseen’s Certification dated May 14, 2003 pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to SECTION 906 of the Sarbanes-Oxley Act of 2002

* 99.2		Richard A. Musal’s Certification dated May 14, 2003 pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to SECTION 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

a.	Reports on Form 8-K

There were no reports filed on Form 8-K during the three months ended March 31, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mirenco, Inc.

(Registrant)

By:	/s/ Richard A. Musal
Richard A. Musal Chief Financial Officer

Date: May 14, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Dwayne Fosseen
Dwayne Fosseen Chairman of the Board, Chief Executive Officer and Director

Date: May 14, 2003

By:	/s/ Don Williams
Don Williams Director

Date: May 14, 2003

By:	/s/ J. Richard Relick
J. Richard Relick Director, Chief Operating Officer, and Secretary

Date: May 14, 2003

CERTIFICATIONS

1. I have reviewed this quarterly report on Form 10-QSB of Mirenco, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report are our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function)

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ Dwayne Fosseen
Dwayne Fosseen, President and Chief Executive Officer

I, Richard A. Musal, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Mirenco, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) in this quarterly report are our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ Richard A. Musal
Richard A. Musal, Chief Financial Officer