Form 10QSB
period 2003-06-30
MIRENCO INC
filed 2003-08-14
CIK 1041609

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 13,284,687 shares of no par value common stock as of June 30, 2003.

Transitional Small Business Disclosure Format (Check one): Yes ☐     No ☒

Cautionary Statement on Forward-Looking Statements.

The discussion in this Report on Form 10-QSB, including the discussion in Item 2 of PART I, contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about the Company’s business, based on management’s current beliefs and assumptions made by management. Words such as “expects”, “anticipates”, “intends”, believes”, “plans”, “seeks”, “estimates”, and similar expressions or variations of these words are intended to identify such forward-looking statements. Additionally, statements that refer to the Company’s estimated or anticipated future results, sales or marketing strategies, new product development or performance or other non-historical facts are forward-looking and reflect the Company’s current perspective based on existing information. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks, and uncertainties include those set forth below in Item 1 as well as previous public filings with the Securities and Exchange Commission. The discussion of the Company’s financial condition and results of operations included in Item 2 of PART I should also be read in conjunction with the financial statements and related notes included in Item 1 of PART I of this quarterly report. These quarterly financial statements do not include all disclosures provided in the annual financial statements and should be read in conjunction with the annual financial statements and notes thereto included in the Company’s Form 10KSB for the year ended December 31, 2002 filed on April 14, 2003. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

[Balance of page left intentionally blank]

PART I – Financial Information

Item I. Financial Statements

MIRENCO, Inc.

BALANCE SHEET

(unaudited)

June 30 2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,245,243
Accounts receivable	13,729
Inventories	152,306
Other	22,561

Total current assets	1,433,839

PROPERTY AND EQUIPMENT, net	657,263

PATENTS AND TRADEMARKS, net of accumulated amortization of $4,165	5,635

OTHER ASSETS	5,472

$2,102,209

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Current portion of note payable	$9,149
Accounts payable	95,006
Accrued expenses	9,900
Note payable to stockholder, current portion	9,708

Total current liabilities	123,763

NOTE PAYABLE	2,417

NOTE PAYABLE TO STOCKHOLDER	2,550

COMMITMENTS AND CONTINGENCIES	—

STOCK SUBJECT TO RESCISSION OFFER
Common stock, no par value; 1,508,908 shares issued and outstanding	7,544,540

STOCKHOLDERS’ DEFICIT
Common stock, no par value: 30,000,000 shares authorized, 11,775,779 shares issued and outstanding	760,010
Additional paid-in capital	1,714,954
Accumulated deficit	(8,046,025)

(5,571,061)

$2,102,209

See the accompanying Notes to the Financial Statements

MIRENCO, Inc.

STATEMENTS OF OPERATIONS

(unaudited)

	Six months ended June 30, 2003	Six months ended June 30, 2002
Sales	$65,088	$59,117

Cost of sales	32,111	34,446

Gross profit	32,977	24,671

Salaries and wages	395,803	336,106
Stock-based compensation	—	50,000
Royalty expenses	1,339	1,773
Advertising	32,443	30,939
Other general and administrative expenses	359,060	310,753

	788,645	729,571

Loss from operations	(755,668)	(704,900)

Other income (expense)
Other income	21,621	—
Interest income	16,961	43,438
Interest expense	(816)	(235)

	37,766	43,203

NET LOSS	$(717,902)	$(661,697)

Net loss per share available for common shareholders—basic and diluted	$(0.05)	$(0.05)

Weighted-average shares outstanding—basic and diluted	13,284,687	13,279,715

See the accompanying Notes to the Financial Statements

MIRENCO, Inc.

STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30, 2003	Three months ended June 30, 2002
Sales	$26,967	$36,063

Cost of sales	20,884	18,844

Gross profit	6,083	17,219

Salaries and wages	199,699	163,374
Stock-based compensation	—	50,000
Royalty expenses	741	1,082
Advertising	24,406	14,990
Other general and administrative expenses	205,607	145,132

	430,453	374,578

Loss from operations	(424,370)	(357,359)

Other income (expense)
Other income	1,315	—
Interest income	7,328	18,585
Interest expense	(625)	—

	8,018	18,585

NET LOSS	$(416,352)	$(338,774)

Net loss per share available for common shareholders—basic and diluted	$(0.03)	$(0.03)

Weighted-average shares outstanding—basic and diluted	13,284,687	13,279,715

See the accompanying Notes to the Financial Statements

MIRENCO, Inc.

STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30, 2003	Six months ended June 30, 2002
Cash flows from operating activities
Net cash (used in) investing activities	(624,017)	(647,555)

Cash flows from investing activities
Purchase of property and equipment	(21,082)	(21,056)

Net cash (used in) investing activities	(21,082)	(21,056)

Cash flows from financing activities
Principle payments on long-term debt	(4,279)	—
Principle payments to stockholder	(4,572)	—

Net cash (used in) financing activities	(8,851)	—

Decrease in cash and cash equivalents	(653,950)	(668,611)

Cash and cash equivalents, beginning of period	1,899,193	3,201,799

Cash and cash equivalents, end of period	$1,245,243	$2,533,188

See the accompanying Notes to the Financial Statements

[The Balance of This Page Left intentionally Blank]

MIRENCO, Inc.

NOTES TO FINANCIAL STATEMENTS

June 30, 2003 and 2002

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

6. Patents and Trademarks

Patents and trademarks are amortized on the straight-line method over their remaining legal lives of approximately 7 years. The company recorded amortization expense of $490 for each of the six months ended June 30, 2003 and 2002.

7. Property and Equipment

Property and equipment are stated at cost. The Company provides for depreciation on the straight-line method over the estimated useful lives of 3 years for computer equipment, 5 years for manufacturing and test equipment and other equipment, and 39 years for building.

MIRENCO, Inc.

NOTES TO FINANCIAL STATEMENTS—Continued

June 30, 2003 and 2002

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

10. Net Loss Per Share

Basic net loss per share is calculated on the basis of the weighted-average number of common shares outstanding during the periods, which includes the effects of all stock splits. Net loss per share, assuming dilution, is calculated on the basis of the weighted-average number of common shares outstanding including those shares subject to rescission and the dilutive effect of all potential common stock equivalents. Net loss per share assumes that dilution for the six months ended June 30, 2003 and 2002 is equal to basic net loss per share, since the effect of common stock equivalents outstanding during the periods is antidilutive.

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

13. Advertising

Advertising costs are charged to expense as incurred and were $32,443 and $30,939 for the six months ended June 30, 2003 and 2002, respectively.

14. Offering Costs

Specific incremental costs directly attributable to the Company’s equity offerings, including advertisements in newspaper, radio and direct mail, letters, printing costs and certain identifiable legal fees, are charged against the gross proceeds of the offerings.

MIRENCO, Inc.

NOTES TO FINANCIAL STATEMENTS—Continued

June 30, 2003 and 2002

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

15. Software Development Costs

The Company capitalizes software development costs when project technological feasibility is established and concludes when the product is ready for release. To date, no amounts have been capitalized. Research and development costs related to software development are expensed as incurred.

16. Research and Development

The Company expenses research and development costs as incurred. Such costs include certain prototype products, test parts, consulting fees, and costs incurred with third parties to determine feasibility of products. Costs incurred for research and development were $38,226 and $67,876 for the six months ended June 30, 2003 and 2002, respectively.

17. Other Income

The Company has received New Job Training Grants from the state of Iowa. The grants are distributed from the community college system and repaid to the community colleges through an allocation of state withholding taxes.

18. Accounts Receivable

The Company considers accounts receivable to be fully collectible; accordingly no allowance for doubtful accounts is required. If amounts are believed to be uncollectible, they are charged to operations by the Direct Write Off Method when that determination is made. Any subsequent collections of accounts previously deemed to be uncollectible will be recorded as income in the period they are recovered.

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

MIRENCO, Inc.

NOTES TO FINANCIAL STATEMENTS—Continued

June 30, 2003 and 2002

NOTE B—REALIZATION OF ASSETS

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred and is expected to continue to incur net losses in the future, and it had a stockholders’ deficit of $5,571,061 as of June 30, 2003. If revenues do not increase substantially in the near future, additional sources of funds will be needed to maintain operations. These matters give rise to substantial doubt about the Company’s ability to continue as a going concern.

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

As a result of the Rescission Offer, the Company has classified the Iowa-Only Offering Shares and proceeds as a long-term liability. These shares will remain in as a long-term liability until such time as the violations under the securities laws have been cured. Subsequent to the close of the original sale of Iowa-Only Offering Shares, the Company believed that Iowa-Only Offering Stockholders are estopped from arguing injury. However, the Company will continue to be contingently liable to such stockholders during the period covered by the statute of limitations, a period of 3 years from the date of the Rescission Offer. The Company is unable to quantify the amount of such contingent liability. However, any claim must be brought through individual lawsuit; the Company intends to vigorously defend any lawsuit that may be initiated, believing it has valid defenses; and management considers the probability that it will incur any obligation under such contingent liability to be remote. The Company will continue to assess the effect of this contingent liability on its financial statements during the succeeding periods.

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

From July 30, 1999 through July 30, 2000, we raised $7,806,240 from our Iowa-Only Offering. On August 12, 2000, we determined that resales of Iowa-Only shares by Iowa residents to non-Iowa residents violated certain provisions of the Securities Act of 1933. In response, we undertook an offering to rescind the earlier Iowa-Only Offering in an offering effective January 26, 2001. The Rescission Offer terminated on February 26, 2001 with the result that we refunded 52,340 shares or $261,700, incurring interest expense of $14,990. As a result, at June 30, 2003, the 1,508,908 Iowa-Only Offering Shares, in the amount of $7,544,540, are classified as long-term debt. These shares will remain as long-term debt until such time as the violations under the securities laws have been cured. Subsequent to the close of the Rescission Offer, we believe that Iowa-Only Offering Stockholders are estopped from alleging injury. However, we will continue to be contingently liable to such stockholders during the statute of limitations, a period of three years from the date of the Rescission Offer. We are unable to quantify the amount of any such contingent liability because the claim must be brought through individual lawsuit, which we would vigorously defend with valid defenses, and we consider the probability of any obligation under such contingent liability to be remote. We will continue to assess the effect of this contingent liability on our financial statements during the statute of limitations period.

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

Liquidity and Capital Resources

Cash and equivalents are currently the Company’s substantial source of liquidity. An appraisal of the corporate headquarters building and the land underneath was completed in March, 2003. The changes in Cash and Equivalents for the six months ended June 30, 2003 and 2002 can be reviewed in the Statements of Cash Flows in PART I Item 1 above. During the six months ended June 30, 2003, revenues of $11,970 were recognized from the arrangement with the Iowa Foundation for Educational Administration, Inc. for emissions testing services being conducted on the Iowa School Bus fleet. This was substantially less than original revenues expected to be received from this project. The remainder of these revenues were removed fom the Company’s books by the Direct Write Off method. If any of these revenues are recovered in the future, they will be recorded as revenues in the period recovered.While the amount is difficult to predict, management still anticipates that additional revenue will be realized by year-end from this arrangement.

According to the terms of our purchase agreement with American Technologies to acquire the patents and trademarks, we will pay a 3% royalty of annual gross sales for a period of 20 years, which began November 1, 1999.

Results of Operations

Gross sales for the six months ended June 30, 2003 were $5,971 higher or 10% greater than gross sales for the same period one year ago. Increased testing services account for the entire increase in gross revenue. Cost of sales for the six months ending June 30, 2003 were 49% of gross revenues while cost of sales for the same period in 2002 were 58% of gross revenue. This reduction was the result of costs of the emissions testing program being expensed in prior periods. Management continues to search for effective methods of selling and distributing our products and services.

A total of 17 individuals, 15 full time and two part time, were employed with the Company at June 30, 2003 compared to 13 at June 30, 2002 causing an increase of $59,697 in employment expenses for the six months ended June 30, 2003 over the same period a year ago. The increases in personnel were directly related to the testing services offered by the Company.

Royalty expense for the six months ended June 30, 2003 and 2002 was 3% of sales calculated per the patent purchase agreement with American Technologies.

Marketing and advertising expenses have been similar during the six months ended June 30, 2003 compared to the six months ending June 30, 2002.

A comparative breakdown of “Other general and administrative expenses” per the Statements of Operations included in PART I Item 1above is as follows:

	Six months ended June 30, 2003	Six months ended June 30, 2002
Depreciation and amortization	40,176	43,354
Insurance	32,684	26,588
Professional fees	130,879	71,140
Office expenses	29,395	22,312
Research and development	38,226	67,876
Travel	54,310	48,829
Utilities	33,390	30,654

Total general and administrative expenses	359,060	310,753

1 Depreciation and amortization expense were comparable to same period in the prior year.

2 The increase in insurance expense is primarily due to the addition of product liability coverage and increases in general rates. Rates for this type of coverage have increased nationwide over the past year.

3 The legal and accounting expenses incurred during the first six months of 2003 were higher than the first quarter of 2002 primarily due to outsourcing general accounting services which were previously included in salary expense.

4 Office expenses were higher for the six months ended June 30, 2003 and 2002 due to postage and delivery charges, supplies and other related costs.

5 Research and Development costs decreased because in the six months ended June 30, 2002, the Company acquired equipment and supplies to implement the testing program as well as developing the Econo Cruise® product in the six months ending June 30, 2002.

Interest income continues to decline with decreasing Cash and Equivalent balances and low certificate of deposit interest rates.

Interest expense for the six months ending June 30, 2003 and 2002 relate to the financing of the purchase of Company vehicles from the majority shareholder.

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

Item 3.

CONTROLS AND PROCEDURES

An evaluation of the Company’s disclosure controls and procedures and internal controls and procedures was performed on August 13, 2003. Based on that review, management concludes that the Company’s disclosure controls and procedures adequately ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation date. There have been no corrective actions with regard to significant deficiencies and material weaknesses since the evaluation date

[Balance of Page Left Intentionally Blank]

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

On August 5, 2003, The Board of Directors named two individuals to fill the Board seats left vacant by the death of one Board Member and the Resignation of another Board Member

Mr. Merlin C. Hanson, a retired partner from the accounting and consulting firm RSM McGladrey was named to fill the unexpired term of Board Member Greg DeJong who perished in an aviation accident in June, 2003.

Mr. Richard A. Musal, currently the Chief Financial Officer and Interim Chief Operating Officer was appointed to fill the unexpired term of Board Member J. R. Relick, who resigned for personal reasons as of June 30, 2003.

[Balance of page left intentionally blank]

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits

The following are the exhibits to this annual report.

3.2	Certificate of Incorporation and Certificates of Amendment to the Certification of Incorporation of Registrant (incorporated by reference to the Company’s Registration Statement filed on July 10, 2000).
3.3	Bylaws of Registrant (incorporated by reference to the Company’s Registration Statement filed on July 10, 2000).
10.2(d)	Stock Option Agreement between Registrant and Betty Fosseen (incorporated by reference to the Company’s Registration Statement filed on July 10, 2000).
10.2(f)	Stock Option Agreement between Registrant and J. Richard Relick (incorporated by reference to the Company’s Registration Statement filed on July 10, 2000).
10.3	American Technologies LLC, Fosseen Manufacturing & Development, Mirenco, Inc., Ethaco Agreements to Terminate Prior Agreements and Transfer License, respectively (incorporated by reference to the Company’s Registration Statement filed on July 10, 2000).
10.4	Purchase Agreement Between Registrant and American Technologies, LLC (incorporated by reference to the Company’s Registration Statement filed on July 10, 2000).
10.5	Environmental Regulatory Approvals with the U.S. Environment Protection Agency and California Air Resources Board (incorporated by reference to the Company’s Registration Statement filed on July 10, 2000).
10.6	Summary of Patents and Associated Service Marks (incorporated by reference to the Company’s Registration Statement filed on July 10, 2000).
10.7	Copies of U.S. and Canadian Patents Issued to Dwayne L. Fosseen (incorporated by reference to the Company’s Registration Statement filed on July 10, 2000).
10.8	Summary of Mexican Patents and Associated Protections Issued to Dwayne L. Fosseen (incorporated by reference to the Company’s Registration Statement filed on July 10, 2000).
10.9	Rental Agreement Between Registrant and Fosseen Manufacturing & Development, Inc (incorporated by reference to the Company’s Registration Statement filed on July 10, 2000).
10.10	March 31, 2000 Warrant Agreement between Registrant and Duncan, Blum & Associates (incorporated by reference to the Company’s Registration Statement filed on July 10, 2000).
10.13	Lease for Land (incorporated by reference to the Company’s Registration Statement Amendment filed on April 17, 2001).
10.13(a)	Stock Option Agreement between Registrant and Betty Fosseen (incorporated by reference to the Company’s Registration Statement Amendment filed on April 17, 2001).
10.14	2001 Common Stock Compensation Plan (incorporated by reference to the Company’s 10KSB for the fiscal year ended December 31, 2001).
10.15	Cooperative Agreement between registrant and Iowa Foundation for Educational Adminstration, Inc. (Incorporated by reference to the Company’s 10QSB for the quarter ended June 30, 2002 filed on August 14, 2002).
10.16	Vehicle Purchase Agreement between registrant and Fosseen Manufacturing Co., Inc. (Incorporated by reference to the Company’s 10QSB for the quarter ended September 30, 2002 filed on November 14, 2002).
10.17	Bank Note between registrant and Randall-Story State Bank. (Incorporated by reference to the Company’s 10QSB for the quarter ended September 30, 2002 filed on November 14, 2002).
10.18	Agreement between Richard A. Musal and registrant for Chief Financial Officer Services. (Incorporated by reference to the Company’s 10KSB for the year ended December 31, 2002 filed on April 14, 2003).
10.19	Offer and Acceptance to purchase land from Dwayne Fosseen and spouse. (Incorporated by reference to the Company’s 10KSB for the year ended December 31, 2002 filed on April 14, 2003)
*31.1	Certificate of Principal Executive Officer dated August 14, 2003.
*31.2	Certificate of Principal Financial Officer dated August 14, 2003.
*32.1	Dwayne Fosseen’s Certification dated August 14, 2003 pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to SECTION 906 of the Sarbanes-Oxley Act of 2002

*32.2	Richard A. Musal’s Certification dated August 14, 2003 pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to SECTION 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

a.	Reports on Form 8-K

There was a report on Form 8-K filed August 8, 2003 regarding the change of the Company’s outside auditors from Grant Thrnton, LLC to Stark, Winter, Schenkein & Co., LLP, Certified Public Accountants.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mirenco, Inc.

(Registrant)

By:	/s/Richard A. Musal
Richard A. Musal Chief Financial Officer and Interim Chief Operating Officer

Date: August 14, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/Dwayne Fosseen
Dwayne Fosseen Chairman of the Board, Chief Executive Officer and Director

Date: August 14, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/Don Williams
Don Williams Director

Date: August 14, 2003