Form 10QSB
period 2003-09-30
MIRENCO INC
filed 2003-11-12
CIK 1041609

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 13,284,687 shares of no par value common stock as of September 30, 2003.

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

[Balance of page left intentionally blank]

PART I – Financial Information

Item I. Financial Statements

MIRENCO, Inc.

BALANCE SHEET

(unaudited)

	September 30 2003	September 30 2002

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$846,130	$2,225,942
Accounts receivable	3,445	5,665
Inventories	167,922	188,094
Other	24,431	44,942

Total current assets	1,041,928	2,464,643

PROPERTY AND EQUIPMENT, net	640,616	1,352,517

PATENTS AND TRADEMARKS, net of accumulated amortization of $4,410 and $3,675 in 2003 and 2002, respectively	5,390	6,370
OTHER ASSETS	5,472	—

	$1,693,406	$3,823,530

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Note payable	$9,353	$8,560
Accounts payable	67,890	33,621
Accrued expenses	27,049	2,276
Due Officer	19,639	—
Other current liabilities	500	—
Note payable to stockholder	9,904	9,145

Total current liabilities	134,335	53,602

NOTE PAYABLE, less current portion	—	9,353

NOTE PAYABLE TO STOCKHOLDER, less current portion	—	9,904

COMMITMENTS AND CONTINGENCIES	—	—

STOCK SUBJECT TO RESCISSION OFFER
Common stock, no par value; 1,508,908 shares issued and outstanding, 2003 and 2002	7,544,540	7,544,540

STOCKHOLDERS’ DEFICIT
Common stock, no par value: 30,000,000 shares authorized, 11,775,779 shares issued and outstanding at September 30, 2003 and 2002	760,010	760,010
Additional paid-in capital	1,714,954	1,714,954
Accumulated deficit	(8,460,433)	(6,268,833)

	(5,985,469)	(3,793,869)

	$1,693,406	$3,823,530

See the accompanying Notes to the Financial Statements

MIRENCO, Inc.

STATEMENTS OF OPERATIONS

(unaudited)

	Nine months ended September 30, 2003	Nine months ended September 30, 2002

Sales	$81,660	$77,957

Cost of sales	39,792	46,308

Gross profit	41,868	31,649

Salaries and wages	610,649	520,669
Stock-based compensation	—	9,000
Royalty expenses	1,796	2,334
Advertising	46,653	66,770
Other general and administrative expenses	556,839	482,014

	1,215,937	1,080,787

Loss from operations	(1,174,069)	(1,049,138)

Other income (expense)
Other income	21,621	—
Interest income	21,449	58,247
Interest expense	(1,311)	(555)

	41,759	57,692

NET LOSS	$(1,132,310)	$(991,446)

Net loss per share available for common shareholders—basic and diluted	$(0.09)	$(0.07)

Weighted-average shares outstanding—basic and diluted	13,284,687	13,281,390

See the accompanying Notes to the Financial Statements

MIRENCO, Inc.

STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30, 2003	Three months ended September 30, 2002

Sales	$16,572	$18,840

Cost of sales	7,681	11,862

Gross profit	8,891	6,978

Salaries and wages	214,846	184,563
Royalty expenses	457	561
Advertising	14,210	35,831
Other general and administrative expenses	197,779	171,261

	427,292	392,216

Loss from operations	(418,401)	(385,238)

Other income (expense)
Interest income	4,488	14,809
Interest expense	(495)	(320)

	3,993	14,489

NET LOSS	$(414,408)	$(370,749)

Net loss per share available for common shareholders—basic and diluted	$(0.03)	$(0.03)

Weighted-average shares outstanding—basic and diluted	13,284,687	13,266,410

See the accompanying Notes to the Financial Statements

MIRENCO, Inc.

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30, 2003	Nine months ended September 30, 2002
Cash flows from operating activities
Net cash (used in) operating activities	($1,016,069)	($944,423)

Cash flows from investing activities
Purchase of property and equipment	(23,576)	(68,396)

Net cash used in investing activities	(23,576)	(68,396)

Cash flows from financing activities
Issuance of notes payable		36,962
Principle payments on long-term debt	(6,491)	—
Principle payments to stockholder	(6,927)	—

Net cash provided by (used in) financing activities	($13,418)	$36,962

Decrease in cash and cash equivalents	(1,053,063)	(975,857)

Cash and cash equivalents, beginning of period	1,899,193	3,201,799

Cash and cash equivalents, end of period	846,130	$2,225,942

See the accompanying Notes to the Financial Statements

[The Balance of This Page Left intentionally Blank]

MIRENCO, Inc.

NOTES TO FINANCIAL STATEMENTS

September 30, 2003 and 2002

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

6. Patents and Trademarks

Patents and trademarks are amortized on the straight-line method over their remaining legal lives of approximately 7 years. The company recorded amortization expense of $735 for each of the nine months ended September 30, 2003 and 2002.

7. Property and Equipment

Property and equipment are stated at cost. The Company provides for depreciation on the straight-line method over the estimated useful lives of 3 years for computer equipment, 5 years for manufacturing and test equipment and other equipment, and 39 years for building.

MIRENCO, Inc.

NOTES TO FINANCIAL STATEMENTS – Continued

September 30, 2003 and 2002

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Continued

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

10. Net Loss Per Share

Basic net loss per share is calculated on the basis of the weighted-average number of common shares outstanding during the periods, which includes the effects of all stock splits. Net loss per share, assuming dilution, is calculated on the basis of the weighted-average number of common shares outstanding including those shares subject to rescission and the dilutive effect of all potential common stock equivalents. Net loss per share assumes that dilution for the nine months ended September 30, 2003 and 2002 is equal to basic net loss per share, since the effect of common stock equivalents outstanding during the periods is antidilutive.

11. Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, notes payable and accrued expenses. The carrying amounts of financial instruments approximate fair value due to their short maturities.

12. Royalty Expense

Royalty expense is recorded and paid based upon the sale of products, services, and rights related to patents according to a contractual agreement.

13. Advertising

Advertising costs are charged to expense as incurred and were $46,653 and $66,770 for the nine months ended September 30, 2003 and 2002, respectively.

14. Offering Costs

Specific incremental costs directly attributable to the Company’s equity offerings, including advertisements in newspaper, radio and direct mail, letters, printing costs and certain identifiable legal fees, are charged against the gross proceeds of the offerings.

MIRENCO, Inc.

NOTES TO FINANCIAL STATEMENTS – Continued

September 30, 2003 and 2002

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

15. Software Development Costs

The Company capitalizes software development costs when project technological feasibility is established and concludes when the product is ready for release. To date, no amounts have been capitalized. Research and development costs related to software development are expensed as incurred.

16. Research and Development

The Company expenses research and development costs as incurred. Such costs include certain prototype products, test parts, consulting fees, and costs incurred with third parties to determine feasibility of products. Costs incurred for research and development were $38,774 and $126,054 for the nine months ended September 30, 2003 and 2002, respectively.

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

MIRENCO, Inc.

NOTES TO FINANCIAL STATEMENTS — Continued

September 30, 2003 and 2002

NOTE B – REALIZATION OF ASSETS

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred and is expected to continue to incur net losses in the future, and it had a stockholders’ deficit of $5,985,469 as of September 30, 2003. If revenues do not increase substantially in the near future, additional sources of funds will be needed to maintain operations. These matters give rise to substantial doubt about the Company’s ability to continue as a going concern.

During the last quarter, Management has focused on sales efforts directly to potential customers as well the enlistment of qualified sales representatives and distributiors.

Prior to June 30, 2003 management and other personnel have been focused on product and service development in lieu of product marketing. In an effort to make the transition from a development stage company to a viable business entity, the Company’s management team has diligently explored several market segments relative to the Company’s product and service lines and has established a full time sales staff During the last quarter, Management has focused on sales efforts directly to potential customers as well the enlistment of qualified sales representatives and distributiors. From that exploration, the Company has decided it is in its best interests to explore the use of existing, well-established distribution channels for marketing and selling the DriverMax® product line. Management also believes a large market exists for the Company’s testing services and the information provided by those services. A combination of the products and services has been developed as a long-term program for current and potential customers, particularly in regulated markets. The Company has designed such a program for the school bus fleet in the state of Iowa and is awaiting funding to complete a 5-year contract. Management is focusing the Company’s efforts on sales of products, services, and programs with sensible controls over expenses. Management believes these steps, if successful, will improve the Company’s liquidity and operating results, allowing it to continue in existence.

NOTE C – STOCK SUBJECT TO RESCISSION OFFER

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

From July 30, 1999 through July 30, 2000, we raised $7,806,240 from our Iowa-Only Offering. On August 12, 2000, we determined that resales of Iowa-Only shares by Iowa residents to non-Iowa residents violated certain provisions of the Securities Act of 1933. In response, we undertook an offering to rescind the earlier Iowa-Only Offering in an offering effective January 26, 2001. The Rescission Offer terminated on February 26, 2001 with the result that we refunded 52,340 shares or $261,700, incurring interest expense of $14,990. As a result, at September 30, 2003, the 1,508,908 Iowa-Only Offering Shares, in the amount of $7,544,540, are classified as long-term debt. These shares will remain as long-term debt until such time as the violations under the securities laws have been cured. Subsequent to the close of the Rescission Offer, we believe that Iowa-Only Offering Stockholders are estopped from alleging injury. However, we will continue to be contingently liable to such stockholders during the statute of limitations, a period of three years from the date of the Rescission Offer. We are unable to quantify the amount of any such contingent liability because the claim must be brought through individual lawsuit, which we would vigorously defend with valid defenses, and we consider the probability of any obligation under such contingent liability to be remote. We will continue to assess the effect of this contingent liability on our financial statements during the statute of limitations period.

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

Liquidity and Capital Resources

Cash and equivalents are currently the Company’s substantial source of liquidity. The changes in Cash and Equivalents for the nine months ended September 30, 2003 and 2002 can be reviewed in the Statements of Cash Flows in PART I Item 1 above. During the nine months ended September 30, 2003, revenues of $11,970 were recognized from the arrangement with the Iowa Foundation for Educational Administration, Inc. for emissions testing services being conducted on the Iowa School Bus fleet. This was substantially less than original revenues expected to be received from this project. The remainder of these revenues were removed fom the Company’s books by the Direct Write Off method. If any of these revenues are recovered in the future, they will be recorded as revenues in the period recovered.While the amount is difficult to predict, management still anticipates that additional revenue will be realized from this arrangement.

According to the terms of our purchase agreement with American Technologies to acquire the patents and trademarks, we will pay a 3% royalty of annual gross sales for a period of 20 years, which began November 1, 1999.

[ The Balance of This Page Left Intentionally Blank]

Results of Operations

Gross sales for the nine months ended September 30, 2003 were $81,660 compared to $77,957 in gross sales for the same period one year ago. Increased testing services account for the entire increase in gross revenue. Cost of sales for the nine months ending September 30, 2003 were 49% of gross revenues while cost of sales for the same period in 2002 were 59% of gross revenue. This reduction was the result of costs of the emissions testing program being expensed in prior periods. Management continues to search for effective methods of selling and distributing our products and services.

A total of 17 individuals, 15 full time and two part time, were employed with the Company at September 30, 2003 compared to 13 at September 30, 2002 causing an increase of $89,980 in employment expenses for the nine months ended September 30, 2003 over the same period a year ago. The increases in personnel were directly related to marketing and testing services offered by the Company.

Royalty expense for the nine months ended September 30, 2003 and 2002 was 3% of sales calculated per the patent purchase agreement with American Technologies.

Marketing and advertising expenses were less during the nine months ended September 30, 2003 compared to the nine months ending September 30, 2002 due to reduced use of advertising and increased use of company personnel in marketing efforts.

A comparative breakdown of “Other general and administrative expenses” per the Statements of Operations included in PART I Item 1above is as follows:

	Nine months ended September 30, 2003	Nine months ended September 30, 2002
Depreciation and amortization	59,562	67,445
Insurance	54,179	38,991
Professional fees	197,851	95,356
Office expenses	66,272	44,339
Research and development	38,774	126,054
Travel	91,353	64,645
Utilities	48,848	45,184

Total general and administrative expenses	556,839	482,014

1	Depreciation and amortization expense were less than the same period in the prior year because of a writedown of the carrying value of building in 2002. [See “Recent Accounting Pronouncements”]

2	The increase in insurance expense is primarily due to the addition of product liability coverage and increases in general rates. Rates for this type of coverage have increased nationwide over the past year.

3	The legal and accounting expenses incurred during the first nine months of 2003 were higher than the first nine months of 2002 primarily due to outsourcing general accounting services which were previously included in salary expense.

4	Office expenses were higher for the nine months ended September 30, 2003 than the first nine months in 2002 due to postage and delivery charges, supplies and other related costs.

5	Research and Development costs decreased because in the nine months ended September 30, 2002, the Company acquired equipment and supplies to implement the testing program as well as developing the Econo Cruise® product in the nine months ending September 30, 2002.

6	Travel expense was higher for the nine months ended September 30, 2003 than the comparable period in the prior year because of significantly increased marketing activities.

7	Utilities for the nine months ended September 30, 2003 were comparable to the same period in the prior year.

Interest income continues to decline with decreasing Cash and Equivalent balances and low certificate of deposit interest rates.

Interest expense for the nine months ending September 30, 2003 and 2002 relate to the financing of the purchase of Company vehicles from the majority shareholder.

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

Item 3.

CONTROLS AND PROCEDURES

An evaluation of the Company’s disclosure controls and procedures and internal controls and procedures was performed on November 10, 2003. Based on that review, management concludes that the Company’s disclosure controls and procedures adequately ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation date. There have been no corrective actions with regard to significant deficiencies and material weaknesses since the evaluation date.

[Balance of Page Left Intentionally Blank]

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The 2003 Annual Meeting of Shareholders of Mirenco, Inc. was held at the Ames Auditorium on September 27, 2003 for the purpose of electing directors and ratifying the appointment of Stark, Winter, Schenkein & Co., LLP as the Company’s certified public accountants for the fiscal year ending December 31, 2003. Balloting results are summarized in the table below. All directors’ terms will expire on the date of the 2004 Annual Meeting which has not yet been determined.

	Number of Votes Cast
Matter Voted Upon	For	Against or Withheld	Number of Abstentions
Election of Dwayne Fosseen as Director	9,572,955	0	100

Election of Richard Musal as Director	9,571,955	0	1,100

Election of Don D. Williams as Director	9,572,955	0	100

Election of Merlin Hanson as Director	9,572,955	0	100

Election of Timothy Neugent as Director	9,572,955	0	100

Appointment of Stark, Winter, Schenkein & Co. LLP as the Company’s Independent auditors for the fiscal year ending December 31, 2003	9,568,455	1,400	3,200

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
10.4	Purchase Agreement Between Registrant and American Technologies, LLC (incorporated by reference to the Company’s Registration Statement filed on July 10, 2000).
10.5	Environmental Regulatory Approvals with the U.S. Environment Protection Agency and California Air Resources Board (incorporated by reference to the Company’s Registration Statement filed on July 10, 2000).
10.6	Summary of Patents and Associated Service Marks (incorporated by reference to the Company’s Registration Statement filed on July 10, 2000).
10.7	Copies of U.S. and Canadian Patents Issued to Dwayne L. Fosseen (incorporated by reference to the Company’s Registration Statement filed on July 10, 2000).
10.8	Summary of Mexican Patents and Associated Protections Issued to Dwayne L. Fosseen (incorporated by reference to the Company’s Registration Statement filed on July 10, 2000).
10.9	Rental Agreement Between Registrant and Fosseen Manufacturing & Development, Inc (incorporated by reference to the Company’s Registration Statement filed on July 10, 2000).
10.10	March 31, 2000 Warrant Agreement between Registrant and Duncan, Blum & Associates (incorporated by reference to the Company’s Registration Statement filed on July 10, 2000).
10.13	Lease for Land (incorporated by reference to the Company’s Registration Statement Amendment filed on April 17, 2001).
10.13(a)	Stock Option Agreement between Registrant and Betty Fosseen (incorporated by reference to the Company’s Registration Statement Amendment filed on April 17, 2001).
10.14	2001 Common Stock Compensation Plan (incorporated by reference to the Company’s 10KSB for the fiscal year ended December 31, 2001).
10.15	Cooperative Agreement between registrant and Iowa Foundation for Educational Adminstration, Inc. (Incorporated by reference to the Company’s 10QSB for the quarter ended September 30, 2002 filed on August 14, 2002).
10.16	Vehicle Purchase Agreement between registrant and Fosseen Manufacturing Co., Inc. (Incorporated by reference to the Company’s 10QSB for the quarter ended September 30, 2002 filed on November 14, 2002).
10.17	Bank Note between registrant and Randall-Story State Bank. (Incorporated by reference to the Company’s 10QSB for the quarter ended September 30, 2002 filed on November 14, 2002).
10.18	Agreement between Richard A. Musal and registrant for Chief Financial Officer Services. (Incorporated by reference to the Company’s 10KSB for the year ended December 31, 2002 filed on April 14, 2003).
10.19	Offer and Acceptance to purchase land from Dwayne Fosseen and spouse. (Incorporated by reference to the Company’s 10KSB for the year ended December 31, 2002 filed on April 14, 2003).
*31.1	Certificate of Principal Executive Officer dated November 11, 2003.
*31.2	Certificate of Principal Financial Officer dated November 11, 2003.
*32.1	Dwayne Fosseen’s Certification dated November 11, 2003 pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to SECTION 906 of the Sarbanes-Oxley Act of 2002
*32.2	Richard A. Musal’s Certification dated November 11, 2003 pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to SECTION 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

a. Reports on Form 8-K

There was a report on Form 8-K filed August 8, 2003, ramended August 29, 2003, regarding the change of the Company’s outside auditors from Grant Thrnton, LLC to Stark, Winter, Schenkein & Co., LLP, Certified Public Accountants.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mirenco, Inc.

(Registrant)

By:	/s/Richard A. Musal
Richard A. Musal Chief Financial Officer and Interim Chief Operating Officer

Date: November 11, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/Dwayne Fosseen
Dwayne Fosseen Chairman of the Board, Chief Executive Officer and Director

Date: November 11, 2003

By:	/s/Don Williams
Don Williams Director

Date: November 11, 2003