Form 10KSB
period 2003-12-31
MIRENCO INC
filed 2004-04-14
CIK 1041609

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

NONE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☐    NO  ☒

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this Form 10-KSB, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The issuer’s revenues for the most recent fiscal year were $93,086

The aggregate market value of the voting stock held by nonaffiliates, based on the closing sale price of the over-the-counter market on March 15, 2004, was $1,561,000. As of March 15, 2004, there were 13,304,242 shares of Common Stock, no par value, outstanding.

MIRENCO, INC.

FORM 10-KSB

Fiscal Year Ended December 31, 2003

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

PART I

ITEM 1. Description of Business

(a) Development

Mirenco, Inc., was organized and incorporated in the State of Iowa on February 21, 1997. We develop and market technologically advanced products for throttle control of internal combustion vehicles to reduce environmental emissions, reduce vehicle maintenance costs, and improve fuel efficiency. Mirenco also offers consultative services in evaluating diesel engines through its Combustion Management Program which consists of testing procedures, comparison to other engines on its proprietary data base and making recommendations for maintenance activities and/or application of Mirenco’s patented technology.

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

(b) Business

Our primary products are derived from technology patented in the U.S., Mexico and Canada. These products are DriverMax®, DriverMax® Software, HydroFire®Injection, HydroFire®Fluid, HydroFire®Lubricant and EconoCruise®.

In addition to products, Mirenco, Inc. offers consultative services with its Combustion Management Program.

(1) Products and services

DriverMax® is a device that improves engine exhaust emissions and fuel mileage while it reduces vehicle maintenance costs using precise programmable computer management of the vehicle’s throttle position. The device controls the fuel flow directly proportional to the engine’s combustion capability. This product is designed primarily for heavy start-stop vehicles such as buses, garbage trucks and construction vehicles.

We completed the development of a new DriverMax® product, which operates an electronically digitally controlled engine, thus opening up a completely new market relative to the extra heavy-duty diesel engine. We are working in conjunction with the United States Department of Energy to develop a prototype of this technology, perform appropriate testing and launch production of this product. The application for this technology is the reduction of black smoke (opacity) in off-road construction equipment as well as heavy-duty underground equipment used in mining, gravel, and sandpit operations.

Another new product we have completed is an adaptation of the DriverMax® which can operate on selected mechanical engines. Prior to introducing this new product, DriverMax® was operable only on electronic engines.

In addition, a more advanced version of this adaptation has been developed to the Prototype phase by Nicholls Airborne Division of Parker-Hannifin which would provide a more universal application to mechanically timed engines. We are in negotiations to complete the final development and the production of this adaptation. This would expand the application of the DriverMax® to an estimated 35% of the diesel engine market.

During 2003, our products were offered outside the United States. Mirenco has developed relations with a distributor in Mexico and a Sales Representative in Canada, a relationship which has subsequently been terminated. After several demonstrations, it was decided to concentrate our efforts in the United States at this time.

The HydroFire® System is a sophisticated superset of the DriverMax® technology, providing all the benefits of the DriverMax® plus the additional benefit of cutting oxides of nitrogen (NOx) emissions under performance conditions where NOx is produced. Specifically, NOx is produced under heavy loads and high engine temperatures. When these conditions occur, HydroFire®Injection injects a patented fluid, HydroFire®Fluid, into the engine to reduce the NOx production by approximately 50%. The HydroFire®Fluid is a patented water-alcohol-lubricant mixture for which we have patented the blending process. Specifically, water cuts the NOx production, alcohol serves as an antifreeze for the water, and HydroFire®Lubricant serves to thwart the potentially solvent and/or corrosive characteristics of the alcohol in the engine and/or storage containers. HydroFire® Systems are designed primarily for heavy transport vehicles such as buses and over-the-road trucks.

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

Mirenco, Inc. also offers its Combustion Management Program.

This program consists of an evaluation of the diesel engine based on test results and comparisons with other like engines. Mirenco has developed an extensive data base of evaluation results from prior testing of thousands of diesel engines. The evaluation consists of performing the SAE-J1667 test using smoke meters and in some cases a 5 Gas test.

The SAE-J1667 test consists of measuring the opacity of the smoke emitted from the exhaust of the diesel engine. Technicians also observe other pertinent items such as the temperature at time of test, the type of fuel being used and the color of the smoke being emitted from the exhaust pipe. This test is run six times to insure a representative sample of the opacity is valid. The results of these tests allow Mirenco to evaluate the condition of the engine, determine commonalities among engine types, evaluate the entire fleet and recommend appropriate maintenance procedures for each specific vehicle. From these results, we can also make recommendations for the appropriate application and programmable setting of DriverMax® to best suit the engine.

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

We have completed the first 24 months of the Program for the national model in our home state of Iowa.

Mirenco technicians tested approximately 5,000 school buses twice each in 2002 and 2003 to identify the acuteness of Iowa’s school bus particulate emissions (black smoke). After each testing was completed, reports were sent to each school identifying each vehicle emission status. The reports also identified buses with abnormally high emissions needing proactive engine maintenance.

Based on projections made from these results, Mirenco believes Iowa school buses could reduce particulate emissions (soot) by more than 40,000 pounds by 2006. It is also believed the average age of the school bus fleet could be extended by at least two years by implementation of the Mirenco Program consisting of periodic testing, reporting, proper maintenance and installation of the DriverMax system on all identified buses.

(2) Distribution methods

We are continuing the use of independent representatives and organizations for the delivery of our products as well as for direct sales and marketing services. We believe that various methods will be employed for varying markets, and we will use the most economical means available as our marketing development continues. Mirenco’s marketing will include increasing the information distribution about what our product can do as well as educating the customer concerning the value of Mirenco’s programs compared to alternative solutions.

Mirenco’s marketing strategy includes the direct sale by Mirenco’s sales force of our methodology, the Combustion Management Program and our technology, DriverMax®. These products can demonstrate an economic benefit to our customers and potential customers, particularly those whose fleets have a high degree of stops and accelerations in their duty cycle. The methodology promotes the use of the technology and the technology promotes the use of the methodology or each product or service can be marketed independently.

(3) Competition

The market for our products and services is characterized by rapid technological developments, frequent new product introductions and evolving, varying industry and regulatory standards. We believe there is no known automotive retrofit device that can compete with our current or contemplated spectrum of products. Mirenco Inc.’s technologies and solutions are aimed at reducing wasted fuel and excess emissions. Mirenco, Inc.’s Combustion Management Program also includes a financing option for its products and services. Our greatest advantage over other competing products is that Mirenco’s overall program keeps engines burning fuel efficiently thereby extending the vehicle’s useful life. This is the Mirenco advantage over other environmental solutions which either filter engine exhaust emissions (with the risk of clogging) or exhaust catalysts that burn fuel with no useful application of the energy produced.

Other products Mirenco must consider as competitive include: catalytic converters, exhaust traps, fuel additives and other specialized products such as alternative fuels.

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

6. United States Patent Number 6,370,472 B1 issued April 9, 2002 entitled Method and Apparatus for Reducing Unwanted Vehicle Emissions Using Satellite Navigation.

7. Patent pending – Method and apparatus for remote communication of vehicle combustion performance parameters (filed May 23, 2003).

As part of the purchase agreement for the patents listed in paragraphs 1-5, Mirenco, Inc. agreed to pay American Technologies a 3% royalty of annual gross sales for a period of twenty years, which began November 1, 1999.

In addition to the above described patents, we have filed for and obtained the following Registered Trademarks:

1. HydroFire®Fluid	5. EconoCruise®
2. HydroFire®Injection	6. “SmartFoottm
3. HydroFire®Lubricant	7. “Satellite-to-Throttletm
4. DriverMax®

(6) Government regulation

Currently, all conventional vehicles, as well as most alternate fuel vehicles and certain retrofit technologies legally sold in the United States, must be “certified” by the Environmental Protection Agency (EPA) to qualify for the “Low Emission Vehicle” (“LEV”) classification necessary to meet federal fleet vehicle conversion requirements. Our products have not been verified by the EPA, however, our marketing efforts to federal fleets is non-existent.

In addition, The Mine Safety and Health Administration (MSHA) has begun extensive air quality testing in underground mines. This activity has produced a new emphasis on the underground mining industry to consider new methods to improve the air quality for its employees. We have made significant inroads in marketing both our methodology and technology in the underground mining markets.

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

(7) Research and development

The Company expenses research and development costs as incurred, classifying them as operating expenses. Such costs include certain prototype products, test parts, consulting fees, and costs incurred with third parties to determine feasibility of products. Costs incurred for research and development were $42,245 and $130,173 in 2003 and 2002, respectively.

(8) Employees

As of December 31, 2003, and as of the date of this filing, we had 18 full-time employees, with one part-time employee. There have been no management-labor disputes, and we are not a party to any collective bargaining agreement.

ITEM 2. Properties

Mirenco, Inc. owns a 21,600 square foot office, warehouse and distribution facility located in Radcliffe, Iowa. The building is located on 1.2 acres of land previously leased from Dwayne Fosseen, principal stockholder of Mirenco, Inc., for a perpetual term at zero monthly rent. In February, 2003, the Company offered to buy the land for $20,000 and Mr. Fosseen and his spouse accepted the offer. This transaction was consummated on April 30, 2003. Prior to the completion of this new facility in 2001, Mirenco, Inc. owned no property and leased all business facilities.

ITEM 3. Legal Proceedings

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

On January 17, 2004 at a Special Meeting of the Shareholders, two proposals were voted upon by the shareholders:

1.	Amend the Company’s Articles of Incorporation to increase the number of authorized common shares from 30,000,000 to 100,000,000; and
2.	Amend the Company’s Articles of Incorporation to authorize 50,000,000 shares of Preferred Stock to be issued at a price and terms as provided for by the Board of Directors.

The results of the votes were as follows:

	For	Against	Abstain
1. Authorize increase in common stock authorized	9,666,429	-0-	100
2. Authorize Preferred Stock as described above	9,666,029	-0-	500

The Articles of Amendment have not yet been filed with the Iowa Secretary of State.

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

Fiscal Period	2003		2002
	High	Low	High	Low
First Quarter	.85	.26	1.52	.70
Second Quarter	.70	.35	1.20	.51
Third Quarter	.65	.30	.80	.36
Fourth Quarter	.60	.25	.75	.26

(b) Approximate Number of Equity Security Holders

Title of Class	Approximate Number of Record Holders as of December 31, 2003
Common Stock, no par value	3,600(1)

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans

Name of Plan	Number of securities Authorized for issuance Under the plan	Number of securities awarded plus number of securities to be issued Upon exercise of options, Warrants or rights granted rights During last fiscal Year	Number of securities to be issued upon exer- cise of outstanding options, warrants or rights	Number of securities remaining available for future issuance
1998 Common Stock Compensation Plan	1,200,000 shares	367,400 shares	299,400 shares	832,600 shares

1999 Common Stock Compensation Plan	750,000 shares	450,000 shares	450,000 shares	300,000 shares

2001 Common Stock Compensation Plan	250,000 shares	23,060 shares	22,560 shares	226,940 shares

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

From July 30, 1999 through July 30, 2000, we raised $7,806,240 from our Iowa-Only Offering. On August 12, 2000, we determined that resales of Iowa-Only shares by Iowa residents to non-Iowa residents violated certain provisions of the Securities Act of 1933. In response, we undertook an offering to rescind the earlier Iowa-Only Offering in an offering effective January 26, 2001. The Rescission Offer terminated on February 26, 2001 with the result that we refunded 52,340 shares or $261,700, incurring interest expense of $14,990. As a result, at December 31, 2001, the 1,508,908 Iowa-Only Offering Shares, in the amount of $7,544,540, are classified as a liability . These shares will remain as a liability until such time as the violations under the securities laws have been cured. Subsequent to the close of the Rescission Offer, we believe that Iowa-Only Offering Stockholders are estopped from alleging injury. However, we will continue to be contingently liable to such stockholders during the statute of limitations, a period of three years from the date of the Rescission Offer

On February 26, 2004, the relevant statute of limitations expired and we have reclassified the temporary equity to permanent equity as of that date.

Plan of Operation

The Company is making the transition from research and development to sales and service. We believe this transition timing is appropriate for sales of our products and service. Due to increased regulation and economic issues, Mirenco recognizes the growing importance of tailpipe emissions control and the cost of vehicle operation. We believe that market attention to tailpipe emissions and demand for our DriverMax® technology and our Combustion Management Program methodology will increase as we make the market aware of our products and services.

From January of 2003 until July 2003, the Company concentrated on verification by the EPA and the California Air Resources Board (CARB). The verification efforts were considered important to receive federal monies for the DriverMax® technology and to receive certification from CARB as an emissions control device.

In July, 2003, the Company shifted its emphasis since its primary markets are outside the Federal Government and its technology had already been certified by CARB as a fuel saving device.

Approximately August 1, 2003, the Company began changing from a Research and Development Company to a Marketing Company. A director of sales was hired and a sales staff established. In November, a Director of Marketing was added to its staff. The Company began determining its markets, the effectiveness of its efforts in Mexico and Canada, the effectiveness of its international sales representative and the effectiveness of its other sales representative and distribution arrangements in relation to its markets.

Mirenco determined its markets to be segmented into eight groups:

1.	Metropolitan Transit Authorities
2.	Bus Manufacturers
3.	Mining Operations
4.	School Buses
5.	Government Entities
6.	Over-the Road Transportation Companies
7.	Company Owned Fleets
8.	Other (Construction, Agriculture, etc.)

Mirenco determined the most effective approach to each of these markets was the development of a long term strategy to develop its distribution and sales representative network in addition to its own internal sales staff. The sale of Mirenco’s technology and methodology is an extensive process with an educational approach required. Before we can attract quality sales representatives and distributors, we have to develop an internal customer base in specific markets. We can then repeat our successes in the sales representative and distributor sales channel.

Mirenco also had established several relationships with sales representatives and distributorships which did not meet the criteria necessary to promote a successful relationship for either Mirenco or the outside sales entity. These relationships were eliminated by March 31, 2004. Mirenco has established, or is in the process of establishing new industry specific relationships.

Mirenco continues to develop its data base as a significant component to its Combustion Management Program. With over 180,000 data points and a growing number of engines involved, the Program allows for a comparison of like engines to determine commonalities which are useful in recommended maintenance and technology application.

While the Company is expanding its marketing activities, certain research and development activities continue. These activities are concentrated in expanding current DriverMax® capabilities including applications for mechanically timed engines and applications for digital, electronic fuel injection engines.

The Balance of This Page Left Intentionally Blank

Results of Operations

Sales decreased $11,509 or 11%, for the year ended December 31, 2003 compared to the same period at 2002. During 2003, we have continued to focus management and other resources on developing our products and markets.

During 2003, we continued developing the new sales strategy founded upon collecting emissions data before and after the use of our products and providing continuing emission testing services of our installed products. In addition, the Company believes the development of a data base cataloguing the results of testing without the use of Mirenco’s products has provided a source of information for fleet operators for determining the need, and in some cases, the nature of maintenance needed. In 2003, the Company established a sales department and hired a director of sales. It also hired a director of marketing in November, 2003.

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

Mirenco is also responsible to perform fundraising for the non-profit program. The fundraising is ongoing and includes funding requests from both public and private sources. Mirenco’s ability to collect for its services to the BEEP Program depend on its ability to successfully raise the required funds for payment under the terms of the contract. There were no revenues recorded on the Company’s financial statements for the fiscal year ended December 31, 2002 with respect to this program. The tests did however demonstrate the value of the database and reports of the emissions information for maintenance planning and performance with respect to the BEEP Program. Sales of $882,900, originally included in revenues in 2003, from the Bus Emissions and Education Program were written off in 2003.

Total cost of sales was approximately 97% of total revenue in 2003 compared to 70% of total revenue in 2002. This increase is related to the continued focus during the year from a production mindset to more of a research and development or information gathering mode. Management believes cost of sales will range between 40% and 60% of sales as increased unit sales levels cover production overhead and unit costs.

Operating expenses increased approximately $156,000, or 11%, from 2003 to 2002. The increase is primarily attributable to increases in salaries and wages and other general and administrative expenses. These expenses were higher due to the establishment of the sales and marketing departments. As Management elected to concentrate its efforts in information gathering to establish a “Program” approach; a testing, reporting, product application and consultative service and establish a cross selling approach to its products and services.

Royalty expense for the years ended December 31, 2003 and 2002 was 3% of sales calculated per the patent purchase agreement with American Technologies.

Our net loss decreased from $2,050,734 in 2002 to $1,590,370 in 2003 primarily as a result of recognition of a loss from impairment of an asset in 2002. Long lived assets are reviewed for impairment whenever the carrying amount may not be recoverable (see Note A to the financial statements). In 2002, the Company recorded a reduction in the carrying value of its building of $676,545.

Liquidity and Capital Resources

We have not yet commenced generating substantial revenue.

The Company expects to incur losses until we are able to generate sufficient income and cash flows to meet operating expenditures and other requirements. Having closed our Rescission Offer refunding $261,700, or 3.4% of the original $7,806,240,

Since our inception in 1997, we have primarily relied on the sources of funds discussed in “Cash Flows” below to finance our testing and operations. The proceeds raised from the Iowa-Only Offering, net of the Rescission Offer, will not be adequate to continue our operations, including the contemplated expansion of sales efforts, inventories, and accounts receivable through the next twelve months.

Since acceptance or the affirmative rejection or failure to respond to the Rescission Offer does not act as a release of claims, eligible Iowa-Only Offering Stockholders who have accepted, rejected, or failed to respond to the Rescission Offer would retain any rights of claim they may have under federal securities laws. Any subsequent claims by an Iowa-Only Offering Stockholder would be subject to any defenses we may have, including the running of the statute of limitations and/or estoppel. In general, to sustain a claim based on violations of the registration provisions of federal securities laws, the claim must be brought within one year after discovery of the violation upon which the claim is based, in this case, based on the date of the sale (or three years from the date of the original sale of Iowa only offering shares). Under the principle of estoppel, the person bringing a claim must carry the burden of proof of why he or she took no action under the Rescission Offer and/or how he or she may have been injured. Subsequent to year end, on February 26, 2004, the statute of limitations expired with respect to claims regarding the Iowa only offering and the liability was reclassified to equity on the balance sheet as of February 29, 2004.

The Company began an additional private offering, to accredited investors only, in February, 2004. The intent is to raise up to $1,250,000 from the issuance of notes with common stock and common stock warrants. As of April 14, 2004, limited funds have been raised.

Cash Flows for the Years Ended December 31, 2003 and 2002

Since our inception, February 21, 1997, through December 31, 2001, our activities were organizational, devoted to developing a business plan and raising capital. Indirect and administrative costs, such as management salaries, have been expensed in the accompanying statements of operations during the period in which they were incurred. Capital fund raising costs, which are both directly attributable to our offerings and incremental, have been treated as offering costs in the accompanying balance sheets.

Subsequent to 2001, the Company has devoted its efforts to marketing, product identification and application of its “Program” model.

Net cash used in operating activities for the years ended December 31, 2003 and 2002 was $1,437,135 and $1,287,859, respectively. The use of cash in operating activities was primarily related to our net losses from operations net of depreciation and net of the loss on the write down of our building in 2002.

Net cash used in investing activities for the years ended December 31, 2003 and 2002 was $23,576 and $97,420, respectively. The use of cash in investing activities in 2003 was primarily attributed to the purchase of property and equipment.

Net cash used in financing activities for the year ended December 31, 2003 was $18,081 compared to $32,674 provided for the year ended December 31, 2002 which was primarily the proceeds less principal repayments of loans from a stockholder and other long-term borrowing.

Recent Accounting Pronouncements

We do not believe any recently issued accounting standards will have an impact on our financial statements.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred and is may continue to incur net losses in the future, and it has a stockholders’ deficit of $6,443,528 as of December 31, 2003. If revenues do not increase substantially in the near future, additional sources of funds will be needed to maintain operations. These matters give rise to substantial doubt about the Company’s ability to continue as a going concern.

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

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

The Balance of This Page Left Intentionally Blank

ITEM 7. Financial Statements and Supplementary Data

Financial Statements and Report of Independent Certified Public Accountants

Mirenco, Inc.

December 31, 2003 and 2002

C O N T E N T S

REPORT OF INDEPENDENT

CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors

MIRENCO, Inc.

We have audited the accompanying balance sheet of MIRENCO, Inc. as of December 31, 2003 and the related statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MIRENCO, Inc. as of December 31, 2003 , and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B, the Company incurred a net loss of $1,590,370 during the year ended December 31, 2003 and, as of that date, the Company’s total liabilities including stock subject to rescission offer exceeded its total assets by $6,443,528. These factors, among others, as discussed in Note B to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stark Winter Schenkein & Co., LLP

Denver, Colorado

March 14, 2004

MIRENCO, Inc.

BALANCE SHEET

December 31,

2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$420,402
Accounts receivable	1,004
Inventories	130,449
Other	27,050

Total current assets	578,905

PROPERTY AND EQUIPMENT, net	622,598

PATENTS AND TRADEMARKS, net of accumulated amortization of $4,655	5,145

$1,206,648

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Note payable	$7,092
Accounts payable	57,276
Accrued expenses	14,128
Other current liabilities to shareholder	19,639
Note payable to stockholder	7,501

Total current liabilities	105,636

COMMITMENTS AND CONTINGENCIES

STOCK SUBJECT TO RESCISSION OFFER
Common stock, no par value; 1,508,908 shares issued and outstanding	7,544,540

STOCKHOLDERS’ DEFICIT
Common stock, no par value; 30,000,000 shares authorized, 11,795,334 shares issued and outstanding	760,010
Additional paid-in capital	1,714,954
Accumulated deficit	(8,918,492)

(6,443,528)

$1,206,648

The accompanying notes are an integral part of these statements.

MIRENCO, Inc.

STATEMENTS OF OPERATIONS

Year ended December 31,

	2003	2002

Sales	$93,086	$104,595

Cost of sales	90,447	72,950

Gross profit	2,639	31,645

Salaries and wages	837,928	752,380
Royalty expenses	2,137	3,133
Advertising	51,721	83,904
Other general and administrative expenses	744,891	638,755

	1,636,677	1,478,172

Loss from operations	(1,634,038)	(1,446,527)

Other income (expense)
Other income	21,621	—
Interest income	23,732	73,642
Interest expense	(1,685)	(1,304)
Loss on impairment of long-lived assets	—	(676,545)

	43,668	(604,207)

NET LOSS	$(1,590,370)	$(2,050,734)

Net loss per share available for common stockholders—basic and diluted	$(0.12)	$(0.15)

Weighted-average shares outstanding— basic and diluted	13,304,242	13,281,564

The accompanying notes are an integral part of these statements.

MIRENCO, Inc.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

Years ended December 31, 2003 and 2002

	Common stock		Additional Paid-in capital	Accumulated deficit	Total
	Shares	Amount
Balance, January 1, 2002	11,785,334	$751,010	$1,714,954	$(5,277,388)	$(2,811,424)

Issuance of stock	10,000	9,000	—	—	9,000

Net loss	—	—	—	(2,050,734)	(2,050,734)

Balance, December 31, 2002	11,795,334	760,010	1,714,954	(7,328,122)	(4,853,158)

Net loss	—	—	—	(1,590,370)	(1,590,370)

Balance, December 31, 2003	11,795,334	$760,010	$1,714,954	$(8,918,492)	$(6,443,528)

The accompanying notes are an integral part of these statements.

MIRENCO, Inc.

STATEMENTS OF CASH FLOWS

Year ended December 31,

	2003	2002
Cash flows from operating activities
Net loss	$(1,590,370)	$(2,050,734)
Adjustments to reconcile net loss to net cash and cash equivalents (used in) operating activities
Common stock issued for director fees	—	9,000
Loss on impairment of long-lived asset	—	676,545
Depreciation and amortization	77,824	96,819
(Increase) decrease in assets
Accounts receivable	46,739	(7,585)
Inventories	10,155	23,927
Other	(14,211)	16,481
Increase (decrease) in liabilities
Accounts payable	21,744	(11,930)
Due officers	19,639	—
Accrued expenses	(5,901)	3,916
Other current liabilities	(2,754)	5,702

Net cash (used in) operating activities	(1,437,135)	(1,237,859)

Cash flows from investing activities
Purchase of property and equipment	(23,576)	(97,420)

Net cash (used in) investing activities	(23,576)	(97,420)

Cash flows from financing activities
Proceeds from long-term debt	—	19,385
Principal payments on long-term debt	(8,752)	(3,541)
Proceeds from loan from stockholder	—	20,615
Principal payments to stockholder	(9,329)	(3,785)

Net cash provided by (used in) financing activities	(18,081)	32,674

(Decrease) in cash and cash equivalents	(1,478,792)	(1,302,605)

Cash and cash equivalents, beginning of year	1,899,194	3,201,799

Cash and cash equivalents, end of year	$420,402	$1,899,194

Supplementary disclosure of cash flow information
Cash paid during the year for
Interest	$1,685	$1,305
Acquisition of land with payable	$20,000	$—

The accompanying notes are an integral part of these statements.

MIRENCO, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2003 and 2002

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

2. Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of 3 months or less to be cash equivalents. Interest income is generated from cash invested in these short-term financial instruments. At times the Company maintains cash balances at financial institutions which exceed the federally insured limit.

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

6. Patents and Trademarks

Patents and trademarks will be amortized on the straight-line method over their remaining legal lives of 7 years as of December 31, 2003. The Company recorded amortization expense of $980 in 2003 and 2002.

7. Property and Equipment

Property and equipment are stated at cost. The Company provides for depreciation on the straight-line method over the estimated useful lives of 3 years for computer equipment, 5 years for manufacturing and test equipment and other equipment, and 39 years for buildings.

8. Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. A provision for asset impairment of $676,545 related to the Company’s building is included in the statement of operations for the year ended December 31, 2002 and there were no impairments identified during the year ended December 31, 2003.

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

10. Net Loss Per Share

Basic net loss per share is calculated on the basis of the weighted-average number of common shares outstanding during the periods, which includes the effects of all stock splits. Net loss per share, assuming dilution, is calculated on the basis of the weighted-average number of common shares outstanding and the dilutive effect of all potential common stock equivalents. Net loss per share assumes dilution for the years ended December 31, 2003 and 2002 is equal to basic net loss per share, since the effect of common stock equivalents outstanding during the year is ant dilutive.

11. Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses and notes payable. The carrying amounts of financial instruments approximate fair value due to their short maturities.

12. Royalty Expense

Royalty expense is recorded and paid based upon the sale of products, services, and rights related to patents according to a contractual agreement (see Note J).

13. Advertising

Advertising costs are charged to expense as incurred and were $51,721 and $83,904 for the years ended December 31, 2003 and 2002, respectively.

14. Offering Costs

Specific incremental costs are directly attributable to the Company’s equity offerings. These costs include advertisements in newspapers, radio, and direct mail, letters, printing costs, and certain identifiable legal fees and are charged against the gross proceeds of the offerings.

15. Software Development Costs

In connection with the development of software, the Company will incur external costs for software, and consulting services, and internal costs for payroll and related expenses of its technology employees directly involved in the development. Purchased software costs will be capitalized in accordance with Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. All other costs will be reviewed for determination of whether capitalization or expense as product development cost is appropriate in accordance with Statement of Position 98-1.

16. Research and Development

The Company expenses research and development costs as incurred. Such costs include certain prototype products, test parts, consulting fees, and costs incurred with third parties to determine feasibility of products. Costs incurred for research and development were $42,245 and $130.173 in 2003 and 2002, respectively.

17. Accounts Receivable

Accounts receivable are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts. In determining collectibility, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances.

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

19. Segment Information

The Company follows SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.” Certain information is disclosed, per SFAS 131, based on the way management organizes financial information for making operating decisions and assessing performance. The Company currently operates in a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

20. Recent Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could be classified as equity or “mezzanine” equity by now requiring those instruments to be classified as liabilities (or assets in some circumstances) on the balance sheet. Further, SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 in the first quarter of fiscal 2004 has not had a material impact on the Company’s financial position, results of operations or cash flows.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS 149 amends SFAS 133 to clarify the definition of a derivative and incorporate many of the implementation issues cleared as a result of the Derivatives Implementation Group process. This statement is effective for contracts entered into or modified after June 30, 2003, and should be applied prospectively after that date. The adoption of SFAS 149 has not had a material effect on the financial statements.

In December 2002, the FASB issued SFAS 148 “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS 123.” SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation from the intrinsic value-based method of accounting prescribed by APB 25. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic value-based method of accounting, and has adopted the disclosure requirements of SFAS 123. The Company currently does not anticipate adopting the provisions of SFAS 148.

In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 provides new guidance on the recognition of costs associated with exit or disposal activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS 146 supercedes previous accounting guidance provided by the EITF Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” EITF Issue No. 94-3 required recognition of costs at the date of commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Early application is permitted. The adoption of SFAS 146 by the Company has not had a material impact on the Company’s financial position, results of operations, or cash flows.

In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Among other things, this statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt” which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” will now be used to classify those gains and losses. The provisions of SFAS 145 related to the classification of debt extinguishment are effective for years beginning after May 15, 2002. The adoption of SFAS 145 by the Company has not had a material impact on the Company’s financial position, results of operations, or cash flows.

NOTE B—REALIZATION OF ASSETS

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred and is may continue to incur net losses in the future, and it has a stockholders’ deficit of $6,443,528 as of December 31, 2003. If revenues do not increase substantially in the near future, additional sources of funds will be needed to maintain operations. These matters give rise to substantial doubt about the Company’s ability to continue as a going concern.

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

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE C—OTHER CURRENT ASSETS

Other current assets consisted of the following at December 31,

2003
Other prepaid expenses	$27,050

NOTE D—PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31,

2003

Land and building	$569,748
Computer equipment	82,497
Manufacturing and test equipment	70,872
Tool and die	29,025
Other equipment	122,678

874,820
Less accumulated depreciation	252,222

$622,598

The Company recorded $76,844 and $95,840, respectively, of depreciation expense for the years ended December 31, 2003 and 2002.

NOTE E—ACCRUED EXPENSES

Accrued expenses consisted of the following at December 31,

2003
Royalty	$73
Payroll and payroll taxes	13,628
Other	427

$14,128

NOTE F—NOTE PAYABLE

Note payable consisted of the following at December 31,

2003
Note payable to bank in monthly installments of $818, including principal and interest at 8.9%, maturing September 2004	$7,092
Less current portion	7,092

$—

NOTE G—CONCENTRATION OF CUSTOMERS

The Company had 4 customers that accounted for 80% of 2003 sales and 86% of 2002 sales.

NOTE H—LEASES

The Company entered into a lease agreement with its majority stockholder for the land on which the Company had constructed a new facility. The lease established a perpetual term commencing October 1, 2000 at no rental cost to the Company. The Company purchased the land in 2003. (see Note J).

NOTE I—INCOME TAXES

Deferred income taxes relate to amounts recognized for financial reporting which have not yet been recognized for income tax reporting. The tax effects of temporary differences related to assets and liabilities were as follows at December 31,

	2003	2002
Deferred tax assets
Net operating loss carryforward	$3,547,620	$1,957,250
Stock-based compensation	613,900	613,900

	4,161,520	2,571,150
Deferred tax liability
Accelerated depreciation	6,181	6,181
Amortization	3,670	2,690

	9,851	8,871

	4,151,669	2,562,279
Less valuation allowance	4,151,669	2,562,279

Net deferred tax liability	$—	$—

The valuation allowance was established to reduce the deferred income tax asset to an amount that will more likely than not be realized. The reduction is necessary given the Company’s inability to generate profitable operations and uncertainty about its ability to use net operating loss carryforwards before they expire starting in 2007. The valuation allowance was increased by $540,392 and $697,250 in fiscal years 2003 and 2002, respectively.

The income tax benefit reflected in the statements of operations differs from the amounts computed at federal statutory income tax rates. The principal differences are as follows:

	2003	2002
Federal and state income tax benefit computed at statutory rate	$(540,392)	$(697,250)
NOL carryforward adjustment	—	—
Increase in valuation allowance	540,392	697,250

Net deferred tax asset	$—	$—

NOTE J—RELATED PARTY TRANSACTIONS

The Company purchased services from several entities with direct relationships to the majority stockholder of the Company. Such payments totaled $14,666 and $37,497 for the years ended December 31, 2003 and 2002, respectively.

The Company had entered into a lease with its majority stockholder for the land on which the Company had constructed a new facility. The lease provided a buyout option which the Company exercised to purchase the land for $20,000 in 2003. The amount payable to the stockholder on this transaction was $19,639 at December 31, 2003.

During 2002, the Company entered into a note payable with the majority stockholder for $20,615. The Company is to repay the loan in monthly installments of $861 including principal and interest at 8%. The note which has a balance of $7,501 at December 31, 2003, matures September 2004.

On April 30, 1999, the Company entered into an agreement to acquire patents and trademarks for an initial price of $25,000 from a company whose stockholders have controlling ownership in the Company. The patents and trademarks were recorded as a lump-sum purchase at the affiliate’s carrying value, $9,800, at the date of purchase. The remaining $15,200 was recorded as a distribution to stockholders. In July 2000, upon the completed sale of 1,000,000 shares of stock to the public and in accordance with the patent purchase agreement a payment of $225,000 was paid and was accounted for as a distribution to stockholders. Also, the agreement provides for royalty payments in the amount of 3% of gross sales (including product sales, service revenues, and all revenues from sales of patent rights) for the 20 years which began November 1, 1999. This agreement can be terminated by the seller if the Company fails to make the above payments or becomes insolvent. From January 1, 1999 to October 31, 1999, the Company paid royalties for the use and potential marketing of the patents to the company that owned the patents based on 3% of sales calculated at an established unit price ($495) and minimum quantities (40 to 80 units per month), with payments generally made quarterly. The Company paid royalty fees to a company partially owned by the majority stockholder of the Company for the years ended December 31, 2003 and 2002 in the amounts of $2,137 and $3,133 respectively.

NOTE K—COMMON STOCK OPTIONS

During 1998, the Company established a nonqualified stock option plan (the 1998 Plan) pursuant to which options for up to 1,200,000 shares of the Company’s authorized but unissued common stock may be granted to employees and certain non-employees. During 1999, the Company adopted the 1999 Stock Option Plan (the 1999 Plan), which provides for granting of options to officers, employees, advisors, and consultants of the Company, for the purchase of up to a total of 750,000 shares of the Company’s authorized but unissued common stock. During 2001, the Company adopted the 2001 Stock Option Plan (the 2001 Plan), which provides for the granting of up to a total of 250,000 shares of the Company’s authorized but unissued common stock.

During 2002 the Company granted 1,000 options as shown below. The options are fully vested. The exercise price is the fair market value at the date of grant. The options expire 10 years from the date of grant.

During 2003 the Company granted 18,500 options as shown below. The options are fully vested. The exercise price is the fair market value on the date of the grant and the options expire 6 years from the date of the grant.

	Number of shares		Weighted-average exercise price per share
	Outstanding	Exercisable
Outstanding, January 1, 2002	962,960	370,960	$3.25

Granted	1,000	1,000	0.71

Expired	(210,000)	—	(5.00)

Outstanding, December 31, 2002	753,960	753,960	3.02

Granted	18,500	18,500	0.69

Expired	—	—	—

Outstanding, December 31, 2003	772,460	753,960	$2.99

Had compensation cost for the 2001 Plan been determined based on the fair value of the options at the grant date, the Company’s net loss would have been substantially the same as that reported for 2003 and 2002.

The following table summarizes information about options outstanding at December 31, 2003 under the Compensatory Stock Option Plans:

2003 Compensatory Stock Options and Warrants

Options outstanding				Options exercisable
Range of exercise prices	Number outstanding	Weighted-average remaining contractual life	Weighted-average exercise price	Number exercisable	Weighted-average exercise price
$0.29-$5.00	772,460	4.88	$2.99	772,460	$2.99

The fair value of the options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2003 and 2002 : volatility of 120%, dividend yield of 0%; risk-free interest rate of 6%; assumed forfeiture of 0%; and expected lives of 6-10 years. All stock splits have been reflected in the number of options issued.

NOTE L—STOCKHOLDERS’ DEFICIT

The Company’s stockholders authorized the Company to sell up to 2,000,000 shares of common stock at $5 per share in a direct public offering in the State of Iowa (the Iowa-Only Offering). The proceeds from the Iowa-Only Offering are being used to fund additional sales and marketing activities, research and development efforts for new products, working capital, and operational costs. (See Note M.) Some of the funds were used to construct a state-of-the-art warehouse and distribution center, which now houses the corporate offices of the Company. As of December 31, 2003, 1,508,908 shares had been sold.

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

As a result of the Rescission Offer, the Company has classified the Iowa-Only Offering Shares and proceeds as a liability. These shares will remain as a liability until such time as the violations under the securities laws have been cured. Subsequent to the close of the original sale of Iowa-Only Offering Shares, the Company believed that Iowa-Only Offering Stockholders are estopped from arguing injury. However, the Company was contingently liable to such stockholders during the period covered by the statute of limitations, a period of 3 years from the date of the Rescission Offer which expired on February 26, 2004 at which time the Company reclassified the amounts to equity.

NOTE N—DEVELOPMENT STAGE IN PRIOR YEARS

The Company was incorporated on February 21, 1997 in Iowa and was in the development stage through December 31, 2001. In the year 2002 the Company was considered an operating company and no longer in the development stage.

NOTE O—SUBSEQUENT EVENT

During January 2004 Stockholders of the Company approved a change to its Articles of Incorporation to increase its authorized capital to 100,000,000 common shares and 50,000,000 preferred shares.

ITEM 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

All information regarding the change in accountants was filed on form8-K in August, 2003.

ITEM 8A. Controls and procedures

With the participation of management, the Company’s chief executive officer and chief financial officer evaluated the Company’s disclosure controls and procedures within the 90 days preceding the filing date of this report. Based upon this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

There were no significant changes in the Company’s internal controls or, to the knowledge of the management of the Company, in other factors that could significantly affect these controls subsequent to the evaluation date.

The Balance of This Page Left Intentionally Blank

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

Dwayne L. Fosseen, age 58, is founder, Chief Executive Officer, Chairman of the Board of Directors, and Principal (controlling) Stockholder of Mirenco, Inc. Mr. Fosseen has personally been involved in major projects with the U.S. Department of Agriculture, the U.S. Department of Energy, the Iowa Corn Growers Board, the National BioDiesel Board and the Iowa Soybean Promotions Board. Mr. Fosseen has over 15 years’ experience in the field of heavy-duty engines and has directed major EPA testing efforts at Ortech Corporation, an international emissions testing company.

Richard A. Musal, age 57, became Chief Financial Officer in December, 2002. Mr. Musal graduated from Central Missouri State University in 1972 and became a certified public accountant in 1973. Mr. Musal, formerly a partner with McGladrey and Pullen has served as CFO andCOO at several companies throughout his career. In August, 2003 he was elected a Director, Chief Financial Officer and Chief Operating Officer.

Director Tim Neugent is a graduate of Marquette University and has is currently Vice President of American Auto Finance and has owned and operated several companies in central Iowa. Mr. Neugent brings valuable marketing expertise to the Board of Directors.

Merlin Hanson, Director is a graduate of the University of Minnesota. Mr. Hanson is a retired partner with McGladrey and Pullen with over 35 years with the firm. Mr. Hanson has served on many boards and, most significantly, was the Chairman of the Board for Goodwill Industries, International.

J. Richard Relick, age 73, formerly Chief Operating Officer, graduated from Dickinson College, Carlisle, Pennsylvania, in 1951 with a degree in economics and has a 1963 associate’s degree in management from Northeastern University, Boston, Massachusetts. Mr. Relick has extensive management background in the introduction of new technology, having launched two new companies, one in the environmental area and another in biotechnology. Mr. Relick was a Group Vice President of Eco-Labs, a Fortune 500 company, and as President of Ventron Europe, formed a new company in Brussels, Belgium, to serve the world chemical and pharmaceutical markets. Mr. Relick served as a captain in the Marine Corps. He currently serves as director of

Certech Corporation, a manufacturer of reusable oil filters, and Northern Probiotics, a producer of Antibiotic Replacement Therapy for humans and animals. Mr. Relick resigned all positions effective June 30, 2003.

Jerrold Handsaker, age 54, was a Director of Mirenco, Inc. from June 1, 1998 until December, 2002. He practiced general business law in Iowa for 22 years and was admitted to practice in all Iowa Courts, U.S. District Courts in Northern and Southern Iowa, the U.S. Tax Court and the U.S. Supreme Court. He holds two U.S. patents and is presently President and CEO of Innovative Lighting, Inc., a Roland, Iowa, manufacturing company, which manufactures and markets products to the worldwide marine and RV industries. He is a member of the Iowa State Bar Association, the National Marine Manufacturer’s Association, and the American Boat and Yacht Council. Mr. Handsaker received his undergraduate degree from Iowa State University in 1972 and his juris doctorate degree from Drake University in 1975.

Don D. Williams, age 70, a lifelong resident of Williams, Iowa, has been involved in the grain business and is a major producer of livestock. Mr. Williams has also been associated with real estate as a licensed associate. Mr. Williams has served as an officer of the County Farm Bureau Board, Heart of Iowa Realtors Board, and the County Compensation and Extension Board. A director of Mirenco, Inc. since June 1, 1998, Mr. Williams is also a veteran of the Korean War.

Greg DeJong, age 49, joined Mirenco, Inc.’s board of directors in September, 2001. As former vice-president and current president/owner of DeJong Manufacturing, Inc. in New Sharon, Iowa, he has spent the last 6 years in this sheet metal fabricating business, which provides finished assemblies for original equipment manufacturers. During the 20 years prior, Mr. DeJong owned and operated an agricultural fertilizer/chemical business in the New Sharon area, and earlier in his career, Mr. DeJong operated a family farming/livestock operation. Mr. DeJong passed away in July, 2003.

ITEM 10. Executive Compensation

The following table sets forth the compensation of the named executive officers for each of the Company’s last three completed fiscal years.

The Balance of This Page Left Intentionally Blank

Summary Compensation Table

Name and Principal Position	Year	Salary		Bonus		Options Awarded		All Other Compensation
Dwayne Fosseen, CEO	2003 2002 2001	$ $ $	75,000 75,000 79,375	$ $ $	-0- -0- -0-	$ $ $	-0- -0- -0-	$ $ $	-0- -0- -0-

Richard A. Musal, COO & CFO	2003		$-0-		$-0-		$-0-		$91,500

Option Grants

There were 8,000 grants of stock options made to executive officers during the Year Ended December 31,2003 and none in the year ended December 31, 2002.

Aggregate Option Exercises and Fiscal Year-End Option Value

There were no stock option exercises made by executive officers during the years ended December 31, 2003 or December 31, 2002.

Compensation of Directors

In 2003 Directors were paid $5,500 in cash and stock options for 18,000 shares, compared to $11,800 in cash and $9,000 paid by 10,000 shares of common stock in 2002.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the individuals serving on the Board of Directors, the Company’s executive officers and significant employees, and information with respect to the number of shares of the Company’s common stock beneficially owned by each of them directly or indirectly, as of March 31, 2004. The number of shares beneficially owned includes shares, if any, held in the name of the spouse, minor children, or other relatives of the individual living in his home, as well as shares, if any, held in the name of another person under an arrangement whereby the individual enjoys the right to vote or the use of the income, or whereby the individual can vest or re-vest title in himself or herself at once or at some future time.

Table Begins on Next Page

Name, Position and Address of Beneficial Owner	Amount Beneficially Owned		Percent of Class
Dwayne Fosseen, Director, Chairman of the Board and Chief Executive Officer 206 May Street Radcliffe, IA 50230	9,074,600	(a)	67.9%

Richard A. Musal, Director, Chief Operating Officer and Chief Financial Officer 206 May Street Radcliffe, IA 50230	3,500	(b)	0.0%

Don Lutz, Vice President 206 May Street Radcliffe, IA 50230	3,000		0.0%

J. Richard Relick, Former Director and Chief Operating Officer 206 May Street Radcliffe, IA 50230	105,500	(c)	0.7%

Don Williams, Director 206 May Street Radcliffe, IA 50230	351,800	(d)	2.6%

Tim Neugent, Director 206 May Street Radcliffe, IA 50230	2,000	(e)	0.0%

Merlin Hanson, Director 206 May Street Radcliffe, IA 50230	3,000	(f)	0.0%

Greg DeJong, Former Director 206 May Street Radcliffe, IA 50230	20,000		0.1%

Wayne Allison, Former President 12910 Cottonwood Ln. Springfield, NE 68059	175,000	(g)	1.3%

Darrell R. Joley, Former Chief Financial Officer 4224 Fair Oaks, TX 76051	175,000	(h)	1.3%

Debbie L. Pickard, Former Chief Financial Officer 206 May Street Radcliffe, IA 50230	200		0.0%

All Directors and Officers as a group (11 persons)	9,913,600	(i)	73.9%

(a)	Dwayne Fosseen’s beneficial ownership includes 3,200 shares owned by family members in his household and 40,000 shares, which are acquirable pursuant to the exercise of outstanding stock options owned by his spouse.
(b)	Richard Musal’s beneficial ownership includes 3,000 shares which are acquirable pursuant to the exercise of outstanding stock options.
(c)	J. Richard Relick’s beneficial ownership includes 101,000 shares, which are acquirable pursuant to the exercise of outstanding stock options.
(d)	Don William’s beneficial ownership includes 4,000 shares, which are acquirable pursuant to the exercise of outstanding stock options.
(e)	Tim Neugent’s beneficial ownership includes 2,000 shares, which are acquirable pursuant to the exercise of outstanding stock options.
(f)	Merlin Hanson’s beneficial ownership includes 2,000 shares, which are acquirable pursuant to the exercise of outstanding stock options.
(g)	Wayne Allison’s beneficial ownership includes 175,000 shares, which are acquirable pursuant to the exercise of outstanding stock options.
(h)	Darrell R. Jolley’s beneficial ownership includes 175,000 shares, which are acquirable pursuant to the exercise of outstanding stock options.
(i)	The beneficial ownership of all directors and officers as a group includes 513,000 shares which are acquirable pursuant to the exercise of outstanding stock options.

ITEM 12. Certain Relationships and Related Transactions

The Company purchased services from several entities with direct relationships to the majority stockholder of the Company. Such payments totaled $14,666 and $37,497 for the years ended December 31, 2003 and 2002, respectively.

On April 30, 1999, the Company entered into an agreement to acquire patents and trademarks from a company whose stockholders have controlling ownership in the Company for an initial price of $25,000. The patents and trademarks were recorded as a lump-sum purchase at the affiliate’s carrying value, $9,800, at the date of purchase. The remaining $15,200 was recorded as a distribution to stockholders. Another payment per terms of the patent purchase agreement, $225,000, was paid in July 2000 and accounted for as a distribution to stockholders upon the completed sale of 1,000,000 shares of stock offered to the public. Also, the agreement provides for royalty payments in the amount of 3% of gross sales (including product sales, service revenues, and all revenues from sales of patent rights) for 20 years, which began November 1, 1999. This agreement can be terminated by the seller if the Company fails to make the above payments or becomes insolvent. From January 1 to October 31, 1999, the Company paid royalties for the use and potential marketing of the patents to the company that owned the patents based on 3% of sales calculated at an established unit price ($495) and minimum quantities (40 to 80 units per month), with payments generally made quarterly. The Company paid royalty fees to a company partially owned by the majority stockholder of the Company for the years ended December 31, 2003 and 2002 in the amounts of $2,137 and $3,133, respectively.

ITEM 13. Exhibits and Reports on Form 8-K

(a) Reports on Form 8-K

There were no reports filed on Form 8-K during the fourth quarter of the year ended December 31, 2003.

(b) Exhibits

The following are the exhibits to this annual report.

3.2	Certificate of Incorporation and Certificates of Amendment to the Certification of Incorporation of Registrant (incorporated by reference to the Company’s Registration Statement filed on July 10, 2000).

3.3	Bylaws of Registrant (incorporated by reference to the Company’s Registration Statement filed on July 10, 2000).

10.2(d)	Stock Option Agreement between Registrant and Betty Fosseen (incorporated by reference to the Company’s Registration Statement filed on July 10, 2000).

10.2(f)	Stock Option Agreement between Registrant and J. Richard Relick (incorporated by reference to the Company’s Registration Statement filed on July 10, 2000).

10.3	American Technologies LLC, Fosseen Manufacturing & Development, Mirenco, Inc., Ethaco Agreements to Terminate Prior Agreements and Transfer License, respectively (incorporated by reference to the Company’s Registration Statement filed on July 10, 2000).

10.4	Purchase Agreement Between Registrant and American Technologies, LLC (incorporated by reference to the Company’s Registration Statement filed on July 10, 2000).

10.5	Environmental Regulatory Approvals with the U.S. Environment Protection Agency and California Air Resources Board (incorporated by reference to the Company’s Registration Statement filed on July 10, 2000).

10.6	Summary of Patents and Associated Service Marks (incorporated by reference to the Company’s Registration Statement filed on July 10, 2000).

10.7	Copies of U.S. and Canadian Patents Issued to Dwayne L. Fosseen (incorporated by reference to the Company’s Registration Statement filed on July 10, 2000).

10.8	Summary of Mexican Patents and Associated Protections Issued to Dwayne L. Fosseen (incorporated by reference to the Company’s Registration Statement filed on July 10, 2000).

10.9	Rental Agreement Between Registrant and Fosseen Manufacturing & Development, Inc (incorporated by reference to the Company’s Registration Statement filed on July 10, 2000).

10.10	March 31, 2000 Warrant Agreement between Registrant and Duncan, Blum & Associates (incorporated by reference to the Company’s Registration Statement filed on July 10, 2000).

10.13	Lease for Land (incorporated by reference to the Company’s Registration Statement Amendment filed on April 17, 2001).

10.13	(a)	Stock Option Agreement between Registrant and Betty Fosseen (incorporated by reference to the Company’s Registration Statement Amendment filed on April 17, 2001).

10.14		2001 Common Stock Compensation Plan (incorporated by reference to the Company’s 10KSB for the fiscal year ended December 31, 2001).

10.15		Cooperative Agreement between registrant and Iowa Foundation for Educational Administration, Inc. (Incorporated by reference to the Company’s 10QSB for the quarter ended September 30, 2002 filed on August 14, 2002).

10.16		Vehicle Purchase Agreement between registrant and Fosseen Manufacturing Co., Inc. (Incorporated by reference to the Company’s 10QSB for the quarter ended September 30, 2002 filed on November 14, 2002).

10.17		Bank Note between registrant and Randall-Story State Bank. (Incorporated by reference to the Company’s 10QSB for the quarter ended September 30, 2002 filed on November 14, 2002).

10.18		Agreement between Richard A. Musal and registrant for Chief Financial Officer Services. (Incorporated by reference to the Company’s 10KSB for the year ended December 31, 2002 filed on April 14, 2003).

10.19		Offer and Acceptance to purchase land from Dwayne Fosseen and spouse. (Incorporated by reference to the Company’s 10KSB for the year ended December 31, 2002 filed on April 14, 2003).

*10.20		Distribution Agreement with D-Max West, LLC for Exclusive Distribution rights for California

*10.21		Distribution Agreement with D-Max West for exclusive distribution rights for Arizona and Texas

*10.22		Cancellation of distributor agreements between Mirenco and D-Max West

*10.23		Cancellation Of SPAP Company, LLC Sales Representative Agreement

*10.24		Sales Representative Agreement with Nevison Group, LLC

*10.25		Sales Agreement with Grant Brothers Sales. Ltd.

*10.26		Cancellation of Sales Representative Agreement with Grant Brothers Sales, Ltd.

*10.27		Distributor Agreement with Integrated Vision Marketing

* 31.1		Certificate of Principal Executive Officer dated April 14, 2004.

* 31.2		Certificate of Principal Financial Officer dated April 14, 2004.

* 32.1		Dwayne Fosseen’s Certification dated April 14, 2004 pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to, SECTION 906 of the Sarbanes-Oxley Act of 2002

* 32.2		Richard A. Musal’s Certification dated April 14, 2004 pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to SECTION 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

Except as noted, these exhibits were filed in the July 10, 2000 and March 4, 2001 Registration Statements. Since no changes to such filings have occurred and/or are not material, these exhibits are not filed herewith and are hereby incorporated by reference.

Item 14. Principal Accountant Fees and Services

The Company’s board of directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of Stark Winter Schenkein & Co., LLP as the Company’s independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Grant Thornton and Stark Winter Schenkein & Co., LLP in 2003 and 2003 were approved by the board of directors.

Audit Fees

The aggregate fees billed by for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company’s quarterly reports on Form 10-QSB for 2003 and 2002 were $21,850 and $49,300, respectively, net of expenses.

Audit-Related Fees

There were no other fees billed by during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company’s financial statements and not reported under “Audit Fees” above.

Tax Fees

The aggregate fees billed during the last two fiscal years for professional services rendered for tax compliance for 2003 and 2002 were $0 and $1,000, respectively.

All Other Fees

There were no other fees billed by during the last two fiscal years for products and services provided.

The Balance of This Page Left Intentionally Blank

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mirenco, Inc.

(Registrant)

By:	/s/ Richard A. Musal

Richard A. Musal Chief Financial Officer

Date: April 14, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Dwayne Fosseen

Dwayne Fosseen Chairman of the Board, Chief Executive Officer and Director

Date: April 14, 2004

By:	/s/ Don Williams

Don Williams Director

Date: April 14, 2004

By:	/s/ Richard A. Musal

Director, Chief Operating Officer, and Secretary