Form 10KSB/A
period 2003-12-31
MIRENCO INC
filed 2004-04-15
CIK 1041609

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-KSB/A

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

1

Explanation of Purpose of Amendment

This Amendment to form 10-KSB for the Registrant’s year ended December 31, 2003, originally filed on April 14, 2004, is to attach the Exhibits which were omitted from the original filing.

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

40

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

41

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mirenco, Inc.

(Registrant)

By:	/s/ Richard A. Musal

Richard A. Musal Chief Financial Officer

Date: April 15, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Dwayne Fosseen

Dwayne Fosseen Chairman of the Board, Chief Executive Officer and Director

Date: April 15, 2004

By:	/s/ Don Williams

Don Williams Director

Date: April 15, 2004

By:	/s/ Richard A. Musal

Director, Chief Operating Officer, and Secretary

43