Form 10QSB
period 2004-03-31
MIRENCO INC
filed 2004-05-20
CIK 1041609

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 13,304,242 shares of no par value common stock as of March 31, 2004.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

Cautionary Statement on Forward-Looking Statements.

The discussion in this Report on Form 10-QSB, including the discussion in Item 2 of PART I, contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about the Company’s business, based on management’s current beliefs and assumptions made by management. Words such as “expects”, “anticipates”, “intends”, believes”, “plans”, “seeks”, “estimates”, and similar expressions or variations of these words are intended to identify such forward-looking statements. Additionally, statements that refer to the Company’s estimated or anticipated future results, sales or marketing strategies, new product development or performance or other non-historical facts are forward-looking and reflect the Company’s current perspective based on existing information. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks, and uncertainties include those set forth below in Item 1 as well as previous public filings with the Securities and Exchange Commission. The discussion of the Company’s financial condition and results of operations included in Item 2 of PART I should also be read in conjunction with the financial statements and related notes included in Item 1 of PART I of this quarterly report. These quarterly financial statements do not include all disclosures provided in the annual financial statements and should be read in conjunction with the annual financial statements and notes thereto included in the Company’s Form 10KSB for the year ended December 31, 2003 filed on April 14, 2004 and as amended by the filing of exhibits on April 15, 2004. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

[Balance of page left intentionally blank]

PART I – Financial Information

Item 1. Financial Statements

MIRENCO, Inc.

BALANCE SHEET

March 31, 2004

(unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$105,685
Accounts receivable	42,324
Inventories	127,399
Other	24,508

Total current assets	299,916

PROPERTY AND EQUIPMENT, net	605,609

PATENTS AND TRADEMARKS, net of accumulated amortization of $4,900	4,900

$910,425

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Note payable	$5,051
Accounts payable	67,717
Accrued expenses	33,447
Other current liabilities	532
Note payable to stockholder	4,780

Total current liabilities	111,527

LONG-TERM DEBT
Notes payable	40,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, no par value: 30,000,000 shares authorized, 13,304,242 shares issued and outstanding	8,304,550
Additional paid-in capital	1,719,329
Deferred compensation	(4,375)
Accumulated deficit	(9,260,606)

758,898

$910,425

See the Accompanying Notes to the Financial Statements

MIRENCO, Inc.

STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31, 2004	Three months ended March 31, 2003
Sales	$76,369	$38,121

Cost of sales	60,428	11,227

Gross profit	15,941	26,894

Salaries and wages	196,026	196,104
Royalty expenses	1,931	598
Advertising	4,082	8,037
Other general and administrative expenses	156,383	153,453

	358,422	358,192

Loss from operations	(342,481)	(331,298)

Other income (expense)
Other income	—	20,306
Interest income	829	9,633
Interest expense	(462)	(191)

	367	29,748

NET LOSS	$(342,114)	$(301,550)

Net loss per share available for common shareholders - basic and diluted	$(0.03)	$(0.02)

Weighted-average shares outstanding - basic and diluted	13,304,242	13,284,030

See the Accompanying Notes to the Financial Statements

MIRENCO, Inc.

STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31, 2004	Three months ended March 31, 2003
Cash flows (used in) operating activities	$(349,954)	$(299,439)

Cash flows from investing activities
Purchase of property and equipment	—	(275)

Net cash (used in) investing activities	—	(275)

Cash flows from financing activities
Proceeds from issue of long-term notes payable	40,000	—
Principal payments on long-term note	(2,312)	(2,116)
Principal payments to stockholder	(2,451)	(2,263)

Net cash provided by (used in) financing activities	35,237	(4,379)

Decrease in cash and cash equivalents	(314,717)	(304,093)

Cash and cash equivalents, beginning of period	420,402	1,899,193

Cash and cash equivalents, end of period	$105,685	$1,595,100

See the Accompanying Notes to the Financial Statements

[The Balance of This Page Left intentionally Blank]

MIRENCO, Inc.

NOTES TO FINANCIAL STATEMENTS

March 31, 2004 and 2003

(Unaudited)

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of December 31, 2003 and for the two years then ended, including notes thereto included in the Company’s Form 10-KSB.

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

5. Income Taxes

The Company accounts for income taxes under the asset and liability method where deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date. Deferred tax assets are recognized to the extent management believes that it is more likely than not that they will be realized.

6. Patents and Trademarks

Patents and trademarks are amortized on the straight-line method over their remaining legal lives of approximately 7 years. The company recorded amortization expense of $245 for each of the three months ended March 31, 2004 and 2003.

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

10. Net Loss Per Share

Basic net loss per share is calculated on the basis of the weighted-average number of common shares outstanding during the periods, which includes the effects of all stock splits. Net loss per share, assuming dilution, is calculated on the basis of the weighted-average number of common shares outstanding including those shares subject to rescission and the dilutive effect of all potential common stock equivalents. Net loss per share assumes that dilution for the three months ended March 31, 2004 and 2003 is equal to basic net loss per share, since the effect of common stock equivalents outstanding during the periods is antidilutive.

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

13. Advertising

Advertising costs are charged to expense as incurred and were $4,082 and $8,037 for the three months ended March 31, 2004 and 2003, respectively.

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

16. Research and Development

The Company expenses research and development costs as incurred. Such costs include certain prototype products, test parts, consulting fees, and costs incurred with third parties to determine feasibility of products. Costs incurred for research and development were $2,503 and $15,701 for the three months ended March 31, 2004 and 2003, respectively.

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

21. Recent Pronouncements

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

NOTE B - REALIZATION OF ASSETS

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred and is expected to continue to incur net losses in the future, and it had a stockholders’ deficit of $758,898 as of March 31, 2004. If revenues do not increase substantially in the near future, additional sources of funds will be needed to maintain operations. These matters give rise to substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE C - STOCK SUBJECT TO RESCISSION OFFER

On August 12, 2000, the Company determined that resales of Iowa-Only Offering Shares by Iowa residents to non-Iowa residents violated certain provisions of the Securities Act of 1933. In response, the Company undertook an offering to rescind the earlier Iowa-Only Offering. As a result, the Iowa-Only Offering Shares, 1,561,248 shares, in the amount of $7,806,240, were classified as a liability.

Once approved for distribution, the Rescission Offer was outstanding from January 26, 2001 to February 26, 2001. During this period Iowa-Only Offering Stockholders had the option to reject the Rescission Offer formally in writing; to take no action within the 30 days, thereby retaining their outstanding Iowa-Only Offering Shares; or to accept the Rescission Offer formally in writing. Seventy-one formal rescission acceptances representing 52,340 shares were received from Iowa-Only Offering Stockholders, resulting in a total of $276,690 being paid in cash to these stockholders for the return of their original investment plus interest at 8% annually. The maximum obligation under this offer was estimated to be $8,100,000, including the original investment plus interest at 8% per year. As a result of the rescission, the Company has paid interest in the amount of $14,990.

As a result of the Rescission Offer, the Company had classified the Iowa-Only Offering Shares and proceeds as a liability. These shares remained as a liability until the time the violations under the securities laws were cured. Subsequent to the close of the original sale of Iowa-Only Offering Shares, the Company believed that Iowa-Only Offering Stockholders are estopped from arguing injury. However, the Company was contingently liable to such stockholders during the period covered by the statute of limitations, a period of 3 years from the date of the Rescission Offer which expired on February 26, 2004 at which time the Company reclassified the amounts to equity.

NOTE D – NOTES PAYABLE

During the three months ended March 31, 2004 the Company received an aggregate of $40,000 from the proceeds of notes which bear interest at 9% per annum are due in March 2007. In conjunction with these notes the Company agreed to issue 10,000 shares of common stock with a fair market value of $4,375. The value of these common shares will be amortized over the term of the notes.

NOTE E – STOCKHOLDERS’ EQUITY

During January 2004 the shareholders of the Company voted to increase the number of authorized common shares to 100,000,000 and to authorize 50,000,000 shares of preferred stock. As of March 31, 2004 the Company had not amended its Articles of Incorporation to reflect these changes.

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

From July 30, 1999 through July 30, 2000, we raised $7,806,240 from our Iowa-Only Offering. On August 12, 2000, we determined that resales of Iowa-Only shares by Iowa residents to non-Iowa residents violated certain provisions of the Securities Act of 1933. In response, the Company undertook an offering to rescind the earlier Iowa-Only Offering. As a result, the Iowa-Only Offering Shares, 1,561,248 shares, in the amount of $7,806,240, were classified as a liability.

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

Previously the Company had classified the Iowa-Only Offering Shares and proceeds as a liability. On February 26, 2004 the applicable statute of limitations expired and the Company reclassified the amounts to equity.

Liquidity and Capital Resources

Cash and equivalents are currently the Company’s substantial source of liquidity. The changes in Cash and Equivalents for the three months ended March 31, 2004 and 2003 can be reviewed in the Statements of Cash Flows in PART I Item 1 above. During the three months ended March 31, 2004, revenues of $4,000 were recognized from the arrangement with the Iowa Foundation for Educational Administration, Inc. for emissions testing services being conducted on the Iowa School Bus fleet. This was substantially less than original revenues expected to be received from this project. The remainder of these revenues were previously removed from the Company’s books by the Direct Write Off method. If any of these revenues are recovered in the future, they will be recorded as revenues in the period recovered. While the amount is difficult to predict, management still anticipates that additional revenue will be realized by year-end from this arrangement.

According to the terms of our purchase agreement with American Technologies to acquire the patents and trademarks, we will pay a 3% royalty of annual gross sales for a period of 20 years, which began November 1, 1999.

Results of Operations

Gross sales for the nine months ended March 31, 2004 were $38,248 higher than gross sales for the same period one year ago. However, cost of sales for the three months ended March 31, 2004 was $49,201 higher resulting in a reduction of $10,953 in gross profit margin. This reduction was the result of costs of the emissions testing program being reflected in Cost of Sales in the period ending March 31, 2004 and not reflected in Costs of Sales in the period ending March 31, 2003.

A total of 21 individuals, 19 full time and two part time, were employed with the Company at March 31, 2004 compared to 16 at March 31,2003. The increases in personnel were directly related to marketing and testing services offered by the Company. In the three months ended March 31, 2004 $44,072 of employment costs were included in Cost of Sales compared to none in the corresponding period in the prior year.

Royalty expense for the three months ended March 31, 2004 and 2003 was 3% of sales calculated per the patent purchase agreement with American Technologies.

Marketing and advertising expenses were less during the nine months ended March 31, 2004 compared to the three months ended March 31, 2003 due to reduced use of advertising and increased use of company personnel in marketing efforts.

A comparative breakdown of “Other general and administrative expenses” per the Statements of Operations included in PART I Item 1 above is as follows:

	ended March 31, 2004	ended March 31, 2003	Note
Depreciation and amortization	17,234	20,266	1
Insurance	19,728	16,228	2
Professional fees	59,456	51,112	3
Office expenses	18,898	11,507	4
Research and development	2,503	15,701	5
Travel	22,576	20,666	6
Utilities and occupancy	15,988	17,973	7

Total general and administrative expenses	156,383	153,453

Patents and Trademarks
Amortization expense	245	245

Advertising	4,082	8,037

Research and development	2,503	15,701

1	Depreciation and amortization expense were less than the same period in the prior year because of a significant number of computers and related equipment becoming fully depreciation in the intervening period.
2	The increase in insurance expense is primarily due to the addition of product liability coverage and increases in general rates. Rates for this type of coverage have increased nationwide over the past year.

3	The legal and accounting expenses incurred during the first three months of 2004 were higher than the first nine months of 2003 primarily due to outsourcing general accounting services which were previously included in salary expense.
4	Office expenses were higher for the three months ended March 31, 2004 than the first three months in 2003 due to postage and delivery charges, supplies and other related costs.
5	Research and Development costs decreased because in the three months ended March 31, 2003, the Company acquired equipment and supplies to implement the testing program as well as developing the Econo Cruise® product in the three months ending March 31, 2003.
6	Travel expense was higher for the three months ended March 31, 2004 than the comparable period in the prior year because of significantly increased marketing activities.
7	Utilities for the three months ended March 31, 2004 were $1,985 less than in the same period in the prior year.

Interest income continues to decline significantly with decreasing Cash and Equivalent balances and low certificate of deposit interest rates.

Interest expense for the three months ended March 31, 2004 and 2003 relates to the financing of the purchase of Company vehicles from the majority shareholder.

Item 3.

CONTROLS AND PROCEDURES

An evaluation of the Company’s disclosure controls and procedures and internal controls and procedures was performed on March 11, 2004. Based on that review, management concludes that the Company’s disclosure controls and procedures adequately ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation date. There have been no corrective actions with regard to significant deficiencies and material weaknesses since the evaluation date

[Balance of Page Left Intentionally Blank]

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

Item 5. Other Information

None

[Balance of page left intentionally blank]

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits

The following are the exhibits to this quarterly report.

3.2	Certificate of Incorporation and Certificates of Amendment to the Certification of Incorporation of Registrant (incorporated by reference to the Company’s Registration Statement filed on July 10, 2000).

3.3	Bylaws of Registrant (incorporated by reference to the Company’s Registration Statement filed on July 10, 2000).

10.2(d)	Stock Option Agreement between Registrant and Betty Fosseen (incorporated by reference to the Company’s Registration Statement filed on July 10, 2000).

10.2(f)	Stock Option Agreement between Registrant and J. Richard Relick (incorporated by reference to the Company’s Registration Statement filed on July 10, 2000).

10.3	American Technologies LLC, Fosseen Manufacturing & Development, Mirenco, Inc., Ethaco Agreements to Terminate Prior Agreements and Transfer License, respectively (incorporated by reference to the Company’s Registration Statement filed on July 10, 2000).

10.4	Purchase Agreement Between Registrant and American Technologies, LLC (incorporated by reference to the Company’s Registration Statement filed on July 10, 2000).

10.5	Environmental Regulatory Approvals with the U.S. Environment Protection Agency and California Air Resources Board (incorporated by reference to the Company’s Registration Statement filed on July 10, 2000).

10.6	Summary of Patents and Associated Service Marks (incorporated by reference to the Company’s Registration Statement filed on July 10, 2000).

10.7	Copies of U.S. and Canadian Patents Issued to Dwayne L. Fosseen (incorporated by reference to the Company’s Registration Statement filed on July 10, 2000).

10.8	Summary of Mexican Patents and Associated Protections Issued to Dwayne L. Fosseen (incorporated by reference to the Company’s Registration Statement filed on July 10, 2000).

10.9	Rental Agreement Between Registrant and Fosseen Manufacturing & Development, Inc (incorporated by reference to the Company’s Registration Statement filed on July 10, 2000).

10.10	March 31, 2000 Warrant Agreement between Registrant and Duncan, Blum & Associates (incorporated by reference to the Company’s Registration Statement filed on July 10, 2000).

10.13	Lease for Land (incorporated by reference to the Company’s Registration Statement Amendment filed on April 17, 2001).

10.13(a)	Stock Option Agreement between Registrant and Betty Fosseen (incorporated by reference to the Company’s Registration Statement Amendment filed on April 17, 2001).

10.14	2001 Common Stock Compensation Plan (incorporated by reference to the Company’s 10KSB for the fiscal year ended December 31, 2001).

10.15	Cooperative Agreement between registrant and Iowa Foundation for Educational Administration, Inc. (Incorporated by reference to the Company’s 10QSB for the quarter ended September 30, 2002 filed on August 14, 2002).

10.16	Vehicle Purchase Agreement between registrant and Fosseen Manufacturing Co., Inc. (Incorporated by reference to the Company’s 10QSB for the quarter ended September 30, 2002 filed on November 14, 2002).

10.17	Bank Note between registrant and Randall-Story State Bank. (Incorporated by reference to the Company’s 10QSB for the quarter ended September 30, 2002 filed on November 14, 2002).

10.18	Agreement between Richard A. Musal and registrant for Chief Financial Officer Services. (Incorporated by reference to the Company’s 10KSB for the year ended December 31, 2002 filed on April 14, 2003).

10.19	Offer and Acceptance to purchase land from Dwayne Fosseen and spouse. (Incorporated by reference to the Company’s 10KSB for the year ended December 31, 2002 filed on April 14, 2003).

10.20	Distribution Agreement with D-Max West, LLC for Exclusive Distribution rights for California . (Incorporated by reference to the Company’s 10KSB for the year ended December 31, 2003 filed on April 14, 2004).

10.21	Distribution Agreement with D-Max West for exclusive distribution rights for Arizona and Texas (Incorporated by reference to the Company’s 10KSB for the year ended December 31, 2003 filed on April 14, 2004).

10.22	Cancellation of distributor agreements between Mirenco and D-Max West (Incorporated by reference to the Company’s 10KSB for the year ended December 31, 2003 filed on April 14, 2004).

10.23	Cancellation Of SPAP Company, LLC Sales Representative Agreement (Incorporated by reference to the Company’s 10KSB for the year ended December 31, 2003 filed on April 14, 2004).

10.24	Sales Representative Agreement with Nevison Group, LLC (Incorporated by reference to the Company’s 10KSB for the year ended December 31, 2003 filed on April 14, 2004).

10.25	Sales Agreement with Grant Brothers Sales. Ltd. (Incorporated by reference to the Company’s 10KSB for the year ended December 31, 2003 filed on April 14, 2004).

10.26	Cancellation of Sales Representative Agreement with Grant Brothers Sales, Ltd. (Incorporated by reference to the Company’s 10KSB for the year ended December 31, 2003 filed on April 14, 2004).

10.27	Distributor Agreement with Integrated Vision Marketing (Incorporated by reference to the Company’s 10KSB for the year ended December 31, 2003 filed on April 14, 2004).

* 31.1	Certificate of Principal Executive Officer dated May 18, 2004.

* 31.2	Certificate of Principal Financial Officer dated May 18, 2004.

* 32.1	Dwayne Fosseen’s Certification dated May 18, 2004 pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to, SECTION 906 of the Sarbanes-Oxley Act of 2002

* 32.2	Richard A. Musal’s Certification dated May 18, 2004 pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to SECTION 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

Except as noted, these exhibits were filed in the July 10, 2000 and March 4, 2001 Registration Statements. Since no changes to such filings have occurred and/or are not material, these exhibits are not filed herewith and are hereby incorporated by reference.

(b) Reports on Form 8-K

There were no reports filed on Form 8-K during the first quarter of the year ended March 31, 2004.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mirenco, Inc.

(Registrant)

By:	/s/ Richard A. Musal
Richard A. Musal
Chief Financial Officer

Date: May 19, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Dwayne Fosseen
Dwayne Fosseen
Chairman of the Board,
Chief Executive Officer and Director

Date: May 19, 2004

By:	/s/ Donald Williams
Donald Williams
Director

Date: May 19, 2004

By:	/s/ Richard A. Musal
Richard A. Musal
Director, Chief Operating Officer, and Secretary