Form 10QSB
period 2004-06-30
MIRENCO INC
filed 2004-08-10
CIK 1041609

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 13,323,742 shares of no par value common stock as of June 30, 2004.

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

MIRENCO, Inc.

BALANCE SHEET

(unaudited)

June 30 2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$293,138
Accounts receivable	22,453
Inventories	121,356
Other	9,333

Total current assets	446,280

PROPERTY AND EQUIPMENT, net	590,704

PATENTS AND TRADEMARKS, net of accumulated amortization of $5,145	4,655

$1,041,639

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of notes payable	$11,696
Accounts payable	84,266
Accrued expenses	29,039
Loan from officer	2,900
Deferred revenue	4,995
Notes payable to related parties, current portion	6,928

Total current liabilities	139,824

NOTES PAYABLE	145,721

NOTES PAYABLE TO RELATED PARTIES	75,271

COMMITMENTS AND CONTINGENCIES	—
STOCKHOLDERS’ EQUITY
Common stock, no par value: 100,000,000 shares authorized, 13,323,742 shares issued and outstanding	8,564,800
Preferred stock, $.01 par value, 50,000,000 shares authorized, no shares issued	—
Additional paid-in capital	1,714,954
Deferred compensation	(4,808)
Accumulated deficit	(9,594,123)

680,823

$1,041,639

See the accompanying notes to the financial statements

MIRENCO, Inc.

STATEMENTS OF OPERATIONS

(unaudited)

	Six months ended June 30, 2004	Six months ended June 30, 2003
Sales	$126,579	$65,088
Cost of sales	124,106	32,111

Gross profit	2,473	32,977

Salaries and wages	362,517	395,803
Royalty expenses	3,317	1,339
Advertising	5,913	32,443
Other general and administrative expenses	305,119	359,060

	676,866	788,645

(Loss) from operations	(674,393)	(755,668)

Other income (expense)
Other income	—	21,621
Interest income	845	16,961
Interest expense	(2,084)	(816)

	(1,239)	37,766

NET (LOSS)	$(675,632)	$(717,902)

Net (loss) per share available for common shareholders - basic and diluted	$(0.05)	$(0.05)

Weighted-average shares outstanding - basic and diluted	13,312,429	13,284,687

See the accompanying notes to the financial statements

MIRENCO, Inc.

STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30, 2004	Three months ended June 30, 2003
Sales	$50,210	$26,967
Cost of sales	63,678	20,884

Gross profit	(13,468)	6,083

Salaries and wages	166,491	199,699
Royalty expenses	1,386	741
Advertising	1,831	24,406
Other general and administrative expenses	148,736	205,607

	318,444	430,453

(Loss) from operations	(331,912)	(424,370)

Other income (expense)
Other income	—	1,315
Interest income	16	7,328
Interest expense	(1,622)	(625)

	(1,606)	8,018

NET (LOSS)	$(333,518)	$(416,352)

Net (loss) per share available for common shareholders - basic and diluted	$(0.03)	$(0.03)

Weighted-average shares outstanding - basic and diluted	13,312,429	13,284,687

See the accompanying notes to the financial statements

MIRENCO, Inc.

STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30, 2004	Six months ended June 30, 2003
Cash flows from operating activities
Net cash (used in) operating activities	$(607,285)	$(624,017)

Cash flows from investing activities
Purchase of property and equipment	—	(21,082)

Net cash (used in) investing activities	—	(21,082)
Cash flows from financing activities
Proceeds from issuance of stock	255,000	—
Principal payments on long-term debt
Banks and others	(4,676)	—
Related parties	(5,303)	(4,279)
Proceeds from long-term borrowing
Banks and others	155,000	—
Related parties	80,000	(4,572)

Net cash (used in) provided by financing activities	480,021	(8,851)

Decrease in cash and cash equivalents	(127,264)	(653,950)
Cash and cash equivalents, beginning of period	420,402	1,899,193

Cash and cash equivalents, end of period	$293,138	$1,245,243

See the accompanying notes to the financial statements

[The Balance of This Page Left intentionally Blank]

MIRENCO, Inc.

NOTES TO FINANCIAL STATEMENTS

June 30, 2004 and 2003

NOTE A – BASIS OF PRESENTATION

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of December 31, 2003 and for the year then ended, including notes thereto included in the Company’s Form 10-KSB.

NOTE B – INVENTORY

Inventories, consisting of purchased finished goods ready for sale, are stated at the lower of cost (as determined by the first-in, first-out method) or market.

NOTE C – REALIZATION OF ASSETS

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred net losses aggregating $9,594,123 and is expected to continue to incur net losses in the future. If revenues do not increase substantially in the near future, additional sources of funds will be needed to maintain operations. These matters give rise to substantial doubt about the Company’s ability to continue as a going concern.

Management and other personnel have been focused on product and service development in lieu of product marketing. In an effort to make the transition from a development stage company to a viable business entity, the Company’s management team has diligently explored several market segments relative to the Company’s product and service lines over the past 3 years. From that exploration, the Company has decided it is in its best interests to explore the use of existing, well-established distribution channels for marketing and selling the DriverMax® product line. Management also believes a large market exists for the Company’s testing services and the information provided by those services. A combination of the products and services has been developed as a long-term program for current and potential customers, particularly in regulated markets. The Company has designed such a program for the school bus fleet in the state of Iowa and is now providing these services to school districts that will pay the program fees. Management will focus on the Company’s efforts on the sales of products, services, and programs with sensible controls over expenses. Management believes these steps, if successful, will improve the Company’s liquidity and operating results, allowing it to continue in existence.

[The Balance of This Page Left intentionally Blank]

MIRENCO, Inc.

NOTES TO FINANCIAL STATEMENTS - Continued

June 30, 2004 and 2003

NOTE D – STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2004, the Company issued 12,500 shares of common stock in conjunction with a private placement debt offering to qualified investors only. The fair market value of these shares of $5,250 has been recorded as deferred compensation and is being amortized over the term of the debt of 36 months. The Company also sold 1,000,000 shares of common stock in an unregistered transaction to an unrelated investor for cash aggregating $250,000 and issued 7,000 shares of common stock to an officer pursuant to an option exercise for cash aggregating $5,000.

A major stockholder returned 1,000,000 common shares to the Company in exchange for warrants to purchase 1,000,000 shares at $.25 each with no expiration date. The 1,000,000 shares returned were cancelled.

The Company extended the expiration date of 267,916 warrants which were to expire on June 24, 2004 to June 25, 2006. The warrants entitle the warrant holders to acquire one common share for each warrant at $1.00 per share.

SFAS 123 requires the Company to provide proforma information regarding net income and earnings per share as if compensation cost for the Company’s stock option plans had been determined in accordance with the fair value based method prescribed in SFAS 123. The fair value of the option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for grants: expected life of options of 5 years, expected volatility of 82%, risk-free interest rate of 3.5% and no dividend yield. The weighted average fair value at the date of grant for options granted approximated $.17. These results may not be representative of those to be expected in future years.

Under the provisions of SFAS 123, the Company’s net (loss) and (loss) per share for the six months ended June 30, 2004 would have been (increased) to the proforma amounts indicated below:

Net (loss)
As reported	$(675,632)
Proforma	$(845,632)
Basic and diluted (loss) per share
As reported	$(.05)
Proforma	$(.06)

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

As a result of the Rescission Offer, the Company had classified the Iowa-Only Offering Shares and proceeds as a liability. These shares remained as a liability until such time as the violations under the securities laws have been cured. Subsequent to the close of the original sale of Iowa-Only Offering Shares, the Company believed that Iowa-Only Offering Stockholders are estopped from arguing injury. However, the Company was contingently liable to such stockholders during the period covered by the statute of limitations, a period of 3 years from the date of the Rescission Offer which expired on February 26, 2004 at which time the Company reclassified the amounts to equity.

MIRENCO, Inc.

NOTES TO FINANCIAL STATEMENTS - Continued

June 30, 2004 and 2003

NOTE E – NOTES PAYABLE

Notes payable consisted of the following at June 30, 2004:

	Total	Current Portion	Long-term Portion
Note payable to bank in monthly installments of $818, including principal and interest of 8.9% maturing September, 2004	$2,417	$2,417	$—
Notes payable to investors, 9% interest payable quarterly, pricipal due in March and April, 2007	30,000	—	30,000
Note payable to bank in monthly installments of $1,435, including principal and variable interest, currently 6.75%, guaranteed by stockholder, guaranteed by Small Business Administration	125,000	9,279	115,721

	$157,417	$11,696	$145,721

NOTE F – NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consisted of the following at June 30, 2004:

	Total	Current Portion	Long-term Portion
Note payable to stockholder in monthly installments of $862, including principal and interest of 8% maturing September, 2004	$2,551	$2,551	$—
Note payable to stockholder, 9% interest payable quarterly, principal due in March, 2007	20,000	—	20,000
Note payable to related Company in monthly installments of 689, including principal and interest of 6.75% maturing May, 2009	59,648	4,377	55,271

	$82,199	$6,928	$75,271

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

From February 1, 2004 up to the date of this report, the Company has been actively involved in raising capital. This activity has resulted in the issuance of $235,000 in debt and $255,000 in equity. The equity transaction resulted in the issuance of 1,007,000 shares of common stock. A major stockholder has contributed 1,000,000 shares of common stock back to the Company for cancellation in exchange for warrants to purchase 1,000,000 shares of common stock at 25¢ per share.

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

Previously the Company had classified the Iowa-Only Offering Shares and proceeds as a liability. On February 26, 2004 the statutory limitations on actions expired and the Company reclassified the amounts to equity.

Liquidity and Capital Resources

Cash and equivalents are currently the Company’s substantial source of liquidity. The changes in Cash and Equivalents for the six months ended June 30, 2004 and 2003 can be reviewed in the Statements of Cash Flows in PART I Item 1 above. During the six months ended June 30, 2004, revenues of $16,000 were recognized from the arrangement with the Iowa Foundation for Educational Administration, Inc. for emissions testing services being conducted on the Iowa School Bus fleet. This was substantially less than original revenues expected to be received from this project. The remainder of these revenues were removed from the Company’s books by the Direct Write Off method. If any of these revenues are recovered in the future, they will be recorded as revenues in the period recovered. While the amount is difficult to predict, management still anticipates that additional revenue will be realized by year-end from this arrangement.

According to the terms of our purchase agreement with American Technologies to acquire the patents and trademarks, we will pay a 3% royalty of annual gross sales for a period of 20 years, which began November 1, 1999.

Results of Operations

Gross sales for the six months ended June 30, 2004 were $61,491 higher than gross sales for the same period one year ago. However, cost of sales for the six months ended June 30, 2004 was $91,995 higher resulting in a reduction of $30,504 in gross profit margin. This reduction was the result of costs of the emissions testing program on sales not recognized in income for the period. A total of 21 individuals, 19 full time and two part time, were employed with the Company at June 30, 2004 compared to 16 at June 30, 2003. The increases in personnel were directly related to marketing and testing services offered by the Company. In the six months ended June 30, 2004, $96,768 of employment costs were included in Cost of Sales compared to none in the corresponding period in the prior year.

Royalty expense for the six months ended June 30, 2004 and 2003 was 3% of sales calculated per the patent purchase agreement with American Technologies, LLC.

Marketing and advertising expenses were less during the six months ended June 30, 2004 compared to the six months ended June 30, 2003 due to reduced use of advertising and increased use of company personnel in marketing efforts.

A comparative breakdown of “Other general and administrative expenses” per the Statements of Operations included in PART I Item 1 above is as follows:

	Six months ended June 30, 2004	Six months ended June 30, 2003	Note
Depreciation and amortization	32,384	40,176	1
Insurance	39,682	32,684	2
Professional fees	129,191	130,879	3
Office expenses	30,576	29,395	4
Research and development	2,537	38,226	5
Travel	41,020	54,310	6
Utilities	29,286	33,390	7

Total general and administrative expenses	304,676	359,060

1.	Depreciation and amortization expense were less than the same period in the prior year because of a significant number of computers and related equipment becoming fully depreciation in the intervening period.

2.	The increase in insurance expense is primarily due to the addition of product liability coverage and increases in general rates. Rates for this type of coverage have increased nationwide over the past year.

3.	Professional fees expense incurred during the first six months of 2004 were comparable with the first six months of 2003.

4.	Office expenses for the six months ended June 30, 2004 were comparable with the first six months of 2003.

5.	Research and Development costs decreased because in the six months ended June 30, 2003, the Company acquired equipment and supplies to implement the testing program as well as developing the EconoCruise® product.

6.	Travel expense was less for the six months ended June 30, 2004 than the first six months of 2003 because there was less foreign travel in 2004.

7.	Utilities for the six months ended June 30, 2004 were $4,104 less than in the same period in the prior year.

Interest income continues to decline significantly with the reduction in cash invested in certificates of deposit.

Interest expense for the six months ended June 30, 2004 and 2003 relates to the financing of the purchase of Company vehicles from the majority shareholder and to an investor loan and bank loan obtained in 2004.

Item 3.	CONTROLS AND PROCEDURES

An evaluation of the Company’s disclosure controls and procedures and internal controls and procedures was performed on July 22, 2004. Based on that review, management concludes that the Company’s disclosure controls and procedures adequately ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation date. There have been no corrective actions with regard to significant deficiencies and material weaknesses since the evaluation date.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Changes in Securities

An Amendment to the Articles of Incorporation was filed with the Secretary of State of the State of Iowa on June 18, 2004 to be effective as of that date. The Articles were amended to increase the authorized number of shares of no par value common stock from 30,000,000 to 100,000,000 shares, and to authorize the issuance of 50,000,000 shares of Preferred Stock of the par value of One Cent ($0.01) per share.

During the quarter ended June 30, 2004, 1,000,000 shares of common stock were contributed back to the company for cancellation and 1,019,500 new shares were issued. Changes in shares outstanding during the quarter are summarized as follows:

	Shares Issued	Amount Received
Shares outstanding April 1, 2004	13,304,242
Shares contributed back to the Company and cancelled	(1,000,000)
New shares issued for cash	1,000,000	$250,000
New shares issued in connection with loans from investors and related parties	12,500	—
Shares issued for cash in connection with stock options exercised	7,000	5,000
Shares outstanding June 30, 2004	13,323,742

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

[Balance of page left intentionally blank]

ITEM 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

The following are the exhibits to this annual report.

*3.2(a)	Articles of Amendment to Articles of Incorporation

3.2(b)	Certificate of Incorporation and Certificates of Amendment to the Certification of Incorporation of Registrant (incorporated by reference to the Company’s Registration Statement filed on July 10, 2000).

3.3	Bylaws of Registrant (incorporated by reference to the Company’s Registration Statement filed on July 10, 2000).

10.2(d)	Stock Option Agreement between Registrant and Betty Fosseen (incorporated by reference to the Company’s Registration Statement filed on July 10, 2000).

10.2(f)	Stock Option Agreement between Registrant and J. Richard Relick (incorporated by reference to the Company’s Registration Statement filed on July 10, 2000).

10.3

American Technologies LLC, Fosseen Manufacturing & Development, Mirenco, Inc.,

Ethaco Agreements to Terminate Prior Agreements and Transfer License, respectively (incorporated by reference to the Company’s Registration Statement filed on July 10, 2000).

10.4	Purchase Agreement Between Registrant and American Technologies, LLC (incorporated by reference to the Company’s Registration Statement filed on July 10, 2000).

10.5	Environmental Regulatory Approvals with the U.S. Environment Protection Agency and California Air Resources Board (incorporated by reference to the Company’s Registration Statement filed on July 10, 2000).

10.6	Summary of Patents and Associated Service Marks (incorporated by reference to the Company’s Registration Statement filed on July 10, 2000).

10.7	Copies of U.S. and Canadian Patents Issued to Dwayne L. Fosseen (incorporated by reference to the Company’s Registration Statement filed on July 10, 2000).

10.8	Summary of Mexican Patents and Associated Protections Issued to Dwayne L. Fosseen (incorporated by reference to the Company’s Registration Statement filed on July 10, 2000).

10.9	Rental Agreement Between Registrant and Fosseen Manufacturing & Development, Inc (incorporated by reference to the Company’s Registration Statement filed on July 10, 2000).

10.10	March 31, 2000 Warrant Agreement between Registrant and Duncan, Blum & Associates (incorporated by reference to the Company’s Registration Statement filed on July 10, 2000).

10.13	Lease for Land (incorporated by reference to the Company’s Registration Statement Amendment filed on April 17, 2001).

10.13(a)	Stock Option Agreement between Registrant and Betty Fosseen (incorporated by reference to the Company’s Registration Statement Amendment filed on April 17, 2001).

10.14	2001 Common Stock Compensation Plan (incorporated by reference to the Company’s 10KSB for the fiscal year ended December 31, 2001).

10.15	Cooperative Agreement between registrant and Iowa Foundation for Educational Administration, Inc. (Incorporated by reference to the Company’s 10QSB for the quarter ended September 30, 2002 filed on August 14, 2002).

10.16	Vehicle Purchase Agreement between registrant and Fosseen Manufacturing Co., Inc. (Incorporated by reference to the Company’s 10QSB for the quarter ended September 30, 2002 filed on November 14, 2002).

10.17	Bank Note between registrant and Randall-Story State Bank. (Incorporated by reference to the Company’s 10QSB for the quarter ended September 30, 2002 filed on November 14, 2002).

10.18	Agreement between Richard A. Musal and registrant for Chief Financial Officer Services. (Incorporated by reference to the Company’s 10KSB for the year ended December 31, 2002 filed on April 14, 2003).

10.19	Offer and Acceptance to purchase land from Dwayne Fosseen and spouse. (Incorporated by reference to the Company’s 10KSB for the year ended December 31, 2002 filed on April 14, 2003).

10.20	Distribution Agreement with D-Max West, LLC for Exclusive Distribution rights for California . (Incorporated by reference to the Company’s 10KSB for the year ended December 31, 2003 filed on April 14, 2004).

10.21	Distribution Agreement with D-Max West for exclusive distribution rights for Arizona and Texas (Incorporated by reference to the Company’s 10KSB for the year ended December 31, 2003 filed on April 14, 2004).

10.22	Cancellation of distributor agreements between Mirenco and D-Max West (Incorporated by reference to the Company’s 10KSB for the year ended December 31, 2003 filed on April 14, 2004).

10.23	Cancellation Of SPAP Company, LLC Sales Representative Agreement (Incorporated by reference to the Company’s 10KSB for the year ended December 31, 2003 filed on April 14, 2004).

10.24	Sales Representative Agreement with Nevison Group, LLC (Incorporated by reference to the Company’s 10KSB for the year ended December 31, 2003 filed on April 14, 2004).

10.25	Sales Agreement with Grant Brothers Sales. Ltd. (Incorporated by reference to the Company’s 10KSB for the year ended December 31, 2003 filed on April 14, 2004).

10.26	Cancellation of Sales Representative Agreement with Grant Brothers Sales, Ltd. (Incorporated by reference to the Company’s 10KSB for the year ended December 31, 2003 filed on April 14, 2004).

10.27	Distributor Agreement with Integrated Vision Marketing (Incorporated by reference to the Company’s 10KSB for the year ended December 31, 2003 filed on April 14, 2004).

* 31.1	Certificate of Principal Executive Officer dated August 10, 2004.

* 31.2	Certificate of Principal Financial Officer dated August 10, 2004.

* 32.1	Dwayne Fosseen’s Certification dated August 10, 2004 pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to, SECTION 906 of the Sarbanes-Oxley Act of 2002

* 32.2	Richard A. Musal’s Certification dated August 10, 2004 pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to SECTION 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

(b) Reports on Form 8-K

There were no reports filed on Form 8-K during the second quarter of the year ended December 31, 2004.

[Balance of page left intentionally blank]

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mirenco, Inc.

(Registrant)

By:	/s/ Richard A. Musal
Richard A. Musal
Chief Financial Officer

Date: August 10, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Dwayne Fosseen
Dwayne Fosseen
Chairman of the Board, Chief Executive Officer and Director

Date: August 10, 2004

By:	/s/ Don Williams
Don Williams
Director

Date: August 10, 2004

By:	/s/ Richard A. Musal
Richard A. Musal
Director, Chief Operating Officer, and Secretary