Form 10QSB
period 2004-09-30
MIRENCO INC
filed 2004-11-22
CIK 1041609

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

   (Mark One)

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2004

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from _________________ to _________________

                        Commission file number 333-41092

                                  Mirenco, Inc.
        (Exact name of small business issuer as specified in its charter)

             Iowa                                        39-1878581
(State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)

               206 May Street, P.O. Box 343, Radcliffe, Iowa 50230
                    (Address of principal executive offices)

                                 (515) 899-2164
                           (Issuer's telephone number)
__________________________________________________________________________________

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 13,363,742 shares of no par value common stock as of September 30, 2004.

    Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Cautionary Statement on Forward-Looking Statements.

The discussion in this Report on Form 10-QSB, including the discussion in Item 2 of PART I, contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such
forward-looking statements are based on current expectations, estimates and projections about the Company's business, based on management's current beliefs and assumptions made by management. Words such as "expects", "anticipates",
"intends", believes", "plans", "seeks", "estimates", and similar expressions or variations of these words are intended to identify such forward-looking statements. Additionally, statements that refer to the Company's estimated or anticipated future results, sales or marketing strategies, new product development or performance or other non-historical facts are forward-looking and reflect the Company's current perspective based on existing information. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks, and uncertainties include those set forth below in Item 1 as well as previous public filings with the Securities and Exchange Commission. The discussion of the Company's financial condition and results of operations included in Item 2 of PART I should also be read in conjunction with the financial statements and related notes included in Item 1 of PART I of this quarterly report. These quarterly financial statements do not include all disclosures provided in the annual financial statements and should be read in conjunction with the annual financial statements and notes thereto included in the Company's Form 10KSB for the year ended December 31, 2003 filed on April 14, 2004 and as amended by the filing of exhibits on April 15, 2004. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

              [The Balance of This Page Left Intentionally Blank]

                         PART I - Financial Information

Item 1. Financial Statements

                                  MIRENCO, Inc.
                                  BALANCE SHEET
                                   (unaudited)

                                                            September 30,
                                                                2004

                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                               $      51,024
  Accounts receivable                                            20,469
  Inventories                                                   120,989
  Other                                                           2,934

   Total current assets                                         195,416

PROPERTY AND EQUIPMENT, net                                     578,233

PATENTS AND TRADEMARKS,
 net of accumulated amortization
 of $5,145 and $4,410 in 2004 and 2003, respectively              4,410

                                                          $     778,059
                                                          ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current portion of notes payable                        $       9,232
  Accounts payable                                               95,625
  Accrued expenses                                               37,049
  Other current liabilities                                         723
  Due to officers                                                66,034
  Notes payable to related parties, current portion               4,452
   Total current liabilities                                    213,115

NOTES PAYABLE                                                   143,366

NOTES PAYABLE TO RELATED PARTIES                                 74,130

COMMITMENTS AND CONTINGENCIES                                         -

STOCKHOLDERS' EQUITY
  Common stock, no par value: 100,000,000 shares
   authorized,13,363,742 shares issued and outstanding    $   8,574,800
  Preferred stock, $.01 par value, 50,000,000
   shares authorized, no shares issued                                -
  Additional paid-in capital                                  1,714,954
  Deferred compensation                                          (4,370)
  (Accumulated deficit)                                      (9,937,936)
                                                                347,448
                                                          $     778,059
                                                          ==============

             See the accompanying notes to the financial statements

                                  MIRENCO, Inc.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                Nine months          Nine months
                                                  ended                 ended
                                            September 30, 2004    September 30, 2003

Sales                                        $     186,131          $      81,660
Cost of sales                                      163,688                 39,792

    Gross profit                                    22,443                 41,868

Salaries and wages                                 555,357                610,649
Royalty expenses                                     5,082                  1,796
Advertising                                          7,573                 46,653
Other general and administrative expenses          468,290                556,839

                                                 1,036,302              1,215,937

    (Loss) from operations                      (1,013,859)            (1,174,069)

Other income (expense)
   Other income                                          -                 21,621
   Interest income                                     846                 21,446
   Interest expense                                 (6,432)                (1,311)
                                                    (5,586)                41,756

    NET (LOSS)                               $  (1,019,445)         $  (1,132,313)
                                             ==============         ==============

Net (loss) per share available
 for common shareholders
 - basic and diluted                         $       (0.08)         $       (0.09)
                                             ==============         ==============
Weighted-average shares outstanding
 - basic and diluted                            13,329,658             13,284,687
                                             ==============         ==============

             See the accompanying notes to the financial statements

                                  MIRENCO, Inc.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                              Three months           Three months
                                                  ended                 ended
                                            September 30, 2004     September 30, 2003

Sales                                        $      59,552          $      16,572
Cost of sales                                       39,582                  7,681

    Gross profit                                    19,970                  8,891

Salaries and wages                                 192,840                214,846
Royalty expenses                                     1,765                    457
Advertising                                          1,660                 14,210
Other general and administrative expenses          163,171                197,779

                                                   359,436                427,292

    (Loss) from operations                        (339,466)              (418,401)

Other income (expense)
   Interest income                                       1                  4,488
   Interest expense                                 (4,348)                  (495)
                                                    (4,347)                 3,993

    NET (LOSS)                               $    (343,813)         $    (414,408)
                                             ==============         ==============

Net (loss) per share available for common
 shareholders - basic and diluted            $       (0.03)         $       (0.03)
                                             ==============         ==============
Weighted-average shares outstanding -
 basic and diluted                              13,329,658             13,284,687
                                             ==============         ==============

             See the accompanying notes to the financial statements

                                  MIRENCO, Inc.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                 Nine months          Nine months
                                                    ended                ended
                                                September 30,        September 30,
                                                    2004                  2003

Cash flows from operating activities
   Net cash (used in) operating activities      $   (849,685)      $ (1,016,069)

Cash flows from investing activities
  Purchase of property and equipment                  (1,279)           (23,576)
   Net cash (used in) investing activities            (1,279)           (23,576)

Cash flows from financing activities
  Proceeds from issuance of stock                    265,000                  -
  Principal payments on long-term debt
    Banks and others                                  (9,494)            (6,491)
    Related parties                                   (8,920)            (6,927)
  Proceeds from long-term borrowing
    Banks and others                                 155,000
    Related parties                                   80,000                  -
   Net cash provided by (used in) financing
    activities                                       481,586            (13,418)

Decrease in cash and cash equivalents               (369,378)        (1,053,063)

Cash and cash equivalents, beginning of period       420,402          1,899,193

Cash and cash equivalents, end of period        $     51,024       $    846,130
                                                =============      =============

             See the accompanying notes to the financial statements9

              [The Balance of This Page Left Intentionally Blank]

                                  MIRENCO, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2004 and 2003

NOTE A - BASIS OF PRESENTATION

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of December 31,
2003 and for the year then ended, including notes thereto included in the
Company's Form 10-KSB.

NOTE B - INVENTORY

Inventories, consisting of purchased finished goods ready for sale, are stated
at the lower of cost (as determined by the first-in, first-out method) or market.

NOTE C - REALIZATION OF ASSETS

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred net losses aggregating $9,937,936 and may continue to incur net losses in the future. If revenues do not increase substantially in the near future, additional sources of funds will be needed to maintain operations. These matters give rise to substantial doubt about the Company's ability to continue as a going concern.

Management and other personnel have been focused on product exposure and marketing. In an effort to make the transition from a development stage company to a viable business entity, the Company's management team has diligently explored several market segments relative to the Company's product and service lines over the past 15 months. From that exploration, the Company has decided it is in its best interests to develop an internal sales and marketing effort before developing the use of existing, well-established distribution channels for marketing and selling the DriverMax(R)product line. Management also believes a large market exists for the Company's testing and evaluation services and the information resulting from those services. By concentrating the sales efforts within its own reasonable geographical area, management believes it can better provide a professional, consultative approach toward customers needs and prove the value of its products and services. Management will focus on the Company's efforts on the sales of products, services, and programs with sensible controls over expenses. Management believes these steps, if successful, will improve the
Company's liquidity and operating results, allowing it to continue in existence.

              [The Balance of This Page Left Intentionally Blank]

                                  MIRENCO, Inc.
                    NOTES TO FINANCIAL STATEMENTS - Continued
                           September 30, 2004 and 2003

NOTE D - STOCKHOLDERS' EQUITY

During the nine months ended September 30, 2004, the Company issued 12,500 shares of common stock in conjunction with a private placement debt offering to accredited investors only. The fair market value of these shares of $5,250 has been recorded as deferred compensation and is being amortized over the term of the debt of 36 months. The Company also sold 1,000,000 shares of common stock in an unregistered transaction to an unrelated, accredited investor for cash aggregating $250,000 and issued 7,000 shares of common stock to an officer pursuant to an option exercise for cash aggregating $5,000. In the quarter ended
September 30, 2004 the Company also sold 40,000 shares for $10,000 cash.

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

During the nine months ended September 30, 2004, the Company issued 221,750 options to purchase common stock to employees and directors at $.375-$.9375 per share for a period of 10 years.

SFAS 123 requires the Company to provide proforma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS 123. The fair value of the option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for grants: expected life of options of 5 years, expected volatility of 82%, risk-free interest rate of 3.5% and no dividend yield. The weighted average fair value at the date of grant for options granted approximated $.17. These results may not be representative of those to be expected in future years.

Under the provisions of SFAS 123, the Company's net (loss) and (loss) per share for the nine months ended September 30, 2004 would have been (increased) to the proforma amounts indicated below:

        Net (loss)
                  As reported                      $(1,019,445)
                  Proforma                         $(1,189,445)
        Basic and diluted (loss) per share
                  As reported                      $      (.08)
                  Proforma                         $      (.09)

On August 12, 2000, the Company determined that re-sales of Iowa-Only Offering
Shares by Iowa residents to non-Iowa residents violated certain provisions of the Securities Act of 1933. In response, the Company undertook an offering to rescind the earlier Iowa-Only Offering. As a result, the Iowa-Only Offering
Shares, 1,561,248 shares, in the amount of $7,806,240, were classified as a liability.

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

NOTE E - NOTES PAYABLE

Notes payable consisted of the following at September 30, 2004:

                                                         Current      Long-term
                                             Total       Portion       Portion

Notes payable to investors,
 9% interest payable quarterly,
 pricipal due in March and April, 2007    $  30,000     $       -     $   30,000

Note payable to bank in montly
 installments of $1,435, including
 principal and variable interest,
 currently 6.75%, guaranteed by
 stockholder, guaranteed by Small
 Business Administration                    122,598         9,232        113,366

                                          $ 152,598     $   9,232     $  143,366
                                          =========     =========     ==========

NOTE F - NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consisted of the following at September 30,
2004:

                                                         Current      Long-term
                                             Total       Portion       Portion

Note payable to stockholder,
 9% interest payable quarterly,
 principal due in March, 2007             $  20,000     $       -     $   20,000

Note payable to related Company
 in montly installments of $689,
 including principal and interest
 of 6.75% maturing May, 2009                 58,581         4,452         54,130
                                          $  78,581     $   4,452     $   74,130
                                          =========     =========     ==========

NOTE G - COMMITMENTS

During September, 2004 the Company entered into an employment agreement with an officer. The term of the agreement is for a period of seven years at an annual salary of $130,000. In addition, this officer is entitled incentive compensation of 1% of net revenues and 175,000 options to purchase shares of the Company's common stock at 125% of the closing price of the shares on September 4, 2004.

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

From February 1, 2004 up to the date of this report, the Company has been actively involved in raising capital. This activity has resulted in the issuance of $235,000 in debt and $265,000 in equity. The equity transaction resulted in the issuance of 1,047,000 shares of common stock. A major stockholder has contributed 1,000,000 shares of common stock back to the Company for cancellation in exchange for warrants to purchase 1,000,000 shares of common stock at $.25 per share.

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

Liquidity and Capital Resources

Cash and equivalents are currently the Company's substantial source of liquidity. The changes in Cash and Equivalents for the nine months ended
September 30, 2004 and 2003 can be reviewed in the Statements of Cash Flows in
PART I Item 1 above. During the nine months ended September 30, 2004, revenues of $16,000 were recognized from the arrangement with the Iowa Foundation for
Educational Administration, Inc. for emissions testing services being conducted on the Iowa School Bus fleet. This was substantially less than original revenues expected to be received from this project. The remainder of these revenues was removed from the Company's books by the Direct Write Off method. If any of these revenues are recovered in the future, they will be recorded as revenues in the period recovered. While the amount is difficult to predict, management still anticipates that additional revenue will be realized by year-end from this arrangement.

According to the terms of our purchase agreement with American Technologies to acquire the patents and trademarks, we will pay a 3% royalty of annual gross sales for a period of 20 years, which began November 1, 1999.

Results of Operations

Gross sales for the nine months ended September 30, 2004 were $104,471 higher than gross sales for the same period one year ago. However, cost of sales for the nine months ended September 30, 2004 was $123,896 higher resulting in a reduction of $19,425 in gross profit margin. This reduction was the result of costs of the emissions testing program on sales not recognized in income for the period. A total of 22 individuals, 18 full time and four part-time, were employed with the Company at September 30, 2004 compared to 18 at September 30,
2003. The increases in personnel were directly related to marketing and testing services offered by the Company. In the nine months ended September 30, 2004,
$130,191 of employment costs were included in Cost of Sales compared to none in the corresponding period in the prior year.

Royalty expense for the nine months ended September 30, 2004 and 2003 was 3% of sales calculated per the patent purchase agreement with American Technologies,
LLC.

Marketing and advertising expenses were less during the nine months ended
September 30, 2004 compared to the nine months ended September 30, 2003 due to reduced use of advertising and increased use of company personnel in marketing efforts.

A comparative breakdown of "Other general and administrative expenses" per the
Statements of Operations included in PART I Item 1 above is as follows:

                                             Nine months       Nine months
                                                ended             ended
                                             September 30,     September 30,
                                                 2004              2003       Note

Depreciation and amortization                   47,260            59,562       1
Insurance                                       62,779            54,179       2
Professional fees                              198,544           197,851       3
Office expenses                                 55,168            66,272       4
Research and development                         4,242            38,774       5
Travel                                          57,739            91,353       6
Utilities                                       42,558            48,848       7

Total general and administrative expenses      468,290           556,839
                                              =========         =========

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

3. Professional fees expense incurred during the first nine months of 2004 were comparable with the first nine months of 2003.

4. Office expenses for the nine months ended September 30, 2004 were $11,104 less than the first nine months of 2003 primarily due to a reduction in administrative staff.

5. Research and Development costs decreased because in the nine months ended
   September 30, 2003, the Company acquired equipment and supplies to implement the testing program as well as developing the
   EconoCruise(R)product.

6. Travel expense was less for the nine months ended September 30, 2004 than the first nine months of 2003 because there was less foreign travel in
   2004.

7. Utilities for the nine months ended September 30, 2004 were $6,290 less than in the same period in the prior year.

Interest income continues to decline significantly with the reduction in cash invested in certificates of deposit.

Interest expense for the nine months ended September 30, 2004 and 2003 relates to the financing of the purchase of Company vehicles from the majority shareholder and to an investor loan and bank loan obtained in 2004.

Item 3.
                             CONTROLS AND PROCEDURES

An evaluation of the Company's disclosure controls and procedures and internal controls and procedures was performed on October 21, 2004. Based on that review, management concludes that the Company's disclosure controls and procedures adequately ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and
Exchange Commission's rules and forms. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation date. There have been no corrective actions with regard to significant deficiencies and material weaknesses since the evaluation date.

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

        During the quarter ended September 30, 2004, 40,000 shares of common shares were issued. Changes in shares outstanding during the first nine months are summarized as follows:

                                                   Shares Issued     Amount Received

          Shares outstanding April 1, 2004          13,304,242
          Shares contributed back to the
           Company and cancelled                    (1,000,000)
          New shares issued for cash                 1,040,000         $260,000
          New shares issued in connection
           with loans from investors
           and related parties                          12,500                -
          Shares issued for cash in connection
           with stock options exercised                  7,000            5,000
          Shares outstanding September 30, 2004     13,363,742

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

        The 2004 Annual Meeting of Shareholders of Mirenco, Inc. was held at the
Ames Auditorium on September 25, 2004 for the purpose of electing directors, ratifying the appointment of Stark, Winter , Schenkein & Co., LLP as the
Company's certified public accountants for the fiscal year ending December 31,
2004, and to approve the 2004 Stock Option Plan adopted by the Board of
Directors on January 31, 2004. Balloting results are summarized below. All directors' terms will expire on the date of the 2005 Annual Meeting, which has not yet been determined.

                                                              Number of Votes Cast
                                                                  Against or         Number of
                                                     For           Withheld         Abstentions
Matter Voted Upon

Election of Dwayne L. Fosseen as Director         9,939,493               -                  -
Election of Don D. Williams as Director           9,919,993               -             19,500
Election of Merlin C. Hanson As Director          9,921,993               -             17,500
Election of Timothy L. Nuegent as Director        9,921,993               -             17,500
Election of Richard A. Musal as Director          9,937,493               -              2,000
Appointment of Stark, Winter, Schenkein &
 Co. LLP as the Company's independent auditors
 for the fiscal year ending December 31, 2004     9,921,893             100             17,500
Approval of 2004 Stock Option Plan adopted
 on January 31, 2004                              9,919,893           1,600             18,000

Item 5.  Other Information

         None

              [The Balance of This Page Left Intentionally Blank]

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits

The following are the exhibits to this annual report.

3.2(a)   Articles of Amendment to Articles of Incorporation (Incorporated by
         reference to the Company's 10QSB for the quarter ended June 30, 2004 filed on August 10, 2004)
3.2(b)   Certificate of Incorporation and Certificates of Amendment to the
         Certification of Incorporation of Registrant (incorporated by reference to the Company's Registration Statement filed on July 10, 2000).
3.3      Bylaws of Registrant (incorporated by reference to the Company's
         Registration Statement filed on July 10, 2000).
10.2(d)  Stock Option Agreement between Registrant and Betty Fosseen
         (incorporated by reference to the Company's Registration Statement filed on
         July 10, 2000).
10.2(f)  Stock Option Agreement between Registrant and J. Richard Relick
         (incorporated by reference to the Company's Registration Statement filed on
         July 10, 2000).
10.3     American Technologies LLC, Fosseen Manufacturing & Development, Mirenco,
         Inc., Ethaco Agreements to Terminate Prior Agreements and Transfer License,
         respectively (incorporated by reference to the Company's Registration
         Statement filed on July 10, 2000).
10.4     Purchase Agreement Between Registrant and American Technologies, LLC
         (incorporated by reference to the Company's Registration Statement filed on
         July 10, 2000).
10.5     Environmental Regulatory Approvals with the U.S. Environment Protection
         Agency and California Air Resources Board (incorporated by reference to the
         Company's Registration Statement filed on July 10, 2000).
10.6     Summary of Patents and Associated Service Marks (incorporated by reference to the Company's Registration Statement filed on July 10, 2000).
10.7     Copies of U.S. and Canadian Patents Issued to Dwayne L. Fosseen
         (incorporated by reference to the Company's Registration Statement filed on
         July 10, 2000).
10.8     Summary of Mexican Patents and Associated Protections Issued to Dwayne L.
         Fosseen (incorporated by reference to the Company's Registration Statement filed on July 10, 2000).
10.9     Rental Agreement Between Registrant and Fosseen Manufacturing &
         Development, Inc (incorporated by reference to the Company's Registration
         Statement filed on July 10, 2000).
10.10    March 31, 2000 Warrant Agreement between Registrant and Duncan, Blum &
         Associates (incorporated by reference to the Company's Registration
         Statement filed on July 10, 2000).
10.13    Lease for Land (incorporated by reference to the Company's Registration
         Statement Amendment filed on April 17, 2001).
10.13(a) Stock Option Agreement between Registrant and Betty Fosseen
         (incorporated by reference to the Company's Registration Statement
         Amendment filed on April 17, 2001).
10.14    2001 Common Stock Compensation Plan (incorporated by reference to the
         Company's 10KSB for the fiscal year ended December 31, 2001).
10.15    Cooperative Agreement between registrant and Iowa Foundation for
         Educational Adminstration, Inc. (Incorporated by reference to the Company's
         10QSB for the quarter ended September 30, 2002 filed on August 14, 2002).
10.16    Vehicle Purchase Agreement between registrant and Fosseen Manufacturing
         Co., Inc. (Incorporated by reference to the Company's 10QSB for the quarter ended September 30, 2002 filed on November 14, 2002).
10.17    Bank Note between registrant and Randall-Story State Bank. (Incorporated by reference to the Company's 10QSB for the quarter ended September 30,
         2002 filed on November 14, 2002).
10.18    Agreement between Richard A. Musal and registrant for Chief Financial
         Officer Services. (Incorporated by reference to the Company's 10KSB for the year ended December 31, 2002 filed on April 14, 2003).
10.19    Offer and Acceptance to purchase land from Dwayne Fosseen and spouse.
         (Incorporated by reference to the Company's 10KSB for the year ended
         December 31, 2002 filed on April 14, 2003).
10.20    Distribution Agreement with D-Max West, LLC for Exclusive Distribution rights for California . (Incorporated by reference to the Company's 10KSB for the year ended December 31, 2003 filed on April 14, 2004).
10.21    Distribution Agreement with D-Max West for exclusive distribution rights for Arizona and Texas (Incorporated by reference to the Company's 10KSB for the year ended December 31, 2003 filed on April 14, 2004).
10.22    Cancellation of distributor agreements between Mirenco and D-Max West
         (Incorporated by reference to the Company's 10KSB for the year ended
         December 31, 2003 filed on April 14, 2004).
10.23    Cancellation Of SPAP Company, LLC Sales Representative Agreement
         (Incorporated by reference to the Company's 10KSB for the year ended
         December 31, 2003 filed on April 14, 2004).
10.24    Sales Representative Agreement with Nevison Group, LLC (Incorporated by reference to the Company's 10KSB for the year ended December 31, 2003 filed on April 14, 2004).

10.25    Sales Agreement with Grant Brothers Sales. Ltd. (Incorporated by reference to the Company's 10KSB for the year ended December 31, 2003 filed on April
         14, 2004).
10.26    Cancellation of Sales Representative Agreement with Grant Brothers Sales,
         Ltd. (Incorporated by reference to the Company's 10KSB for the year ended
         December 31, 2003 filed on April 14, 2004).
10.27    Distributor Agreement with Integrated Vision Marketing (Incorporated by reference to the Company's 10KSB for the year ended December 31, 2003 filed on April 14, 2004).
*10.28   Employment Agreement with Joseph A. Cassis III.
*10.29   Employment Agreement with Richard A. Musal.
* 31.1   Certificate of Principal Executive Officer dated November 19,2004.
* 31.2   Certificate of Principal Financial Officer dated November 19, 2004.
* 32.1   Dwayne Fosseen's Certification dated November 19, 2004 pursuant to 18
         U.S.C. SECTION 1350, as adopted pursuant to, SECTION 906 of the
         Sarbanes-Oxley Act of 2002
* 32.2   Richard A. Musal's Certification dated November 19, 2004 pursuant to 18
         U.S.C. SECTION 1350, as adopted pursuant to SECTION 906 of the
         Sarbanes-Oxley Act of 2002

*    Filed herewith
________________________________________________________________________________

(b) Reports on Form 8-K

There were no reports filed on Form 8-K during the third quarter of the year ended December 31, 2004.

              [The Balance of This Page Left Intentionally Blank]

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

Date: November 19, 2004

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

Date: November 19, 2004

                                   By:       /s/  Don Williams
                                             Don Williams
                                             Director

Date: November 19, 2004

                                   By:       /s/  Richard A. Musal
                                             Richard A. Musal
                                             Director, Chief Operating Officer,
                                             and Secretary

