Form 10KSB
period 2004-12-31
MIRENCO INC
filed 2005-04-15
CIK 1041609

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   FORM 10-KSB
 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

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
__________________________            ______________________________
Common Stock, no par value            NONE

Securities registered under Section 12(g) of the Exchange Act: NONE Check whether the issuer (1) filed all reports required to be filed by Section 13 or
15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO __

Check if no disclosure of delinquent filers in response to Item 405 of
Regulation S-B is contained in this Form 10-KSB, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this

Form 10-KSB. X

The issuer's revenues for the most recent fiscal year were $353,834.

The aggregate market value of the voting stock held by nonaffiliates, based on the closing sale price of the over-the-counter market on March 15, 2004, was
$1,561,000. As of March 31, 2004, there were 14,645,082 shares of Common Stock, no par value, outstanding.

                                  MIRENCO, INC.
                                   FORM 10-KSB

                       Fiscal Year Ended December 31, 2004

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
        Item 8A. Controls and Procedures
        Item 8B. Information Requiring Disclosure on Form 8-K

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
        Item 14. Principal Accountant Fees and Services

    SIGNATURES

Cautionary Statement on Forward-Looking Statements.

        The discussion in this Report on Form 10-KSB, including the discussion in
Item 1 and Item 6, contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of
1995.

        Such forward-looking statements are based on current expectations, estimates and projections about the Company's business, based on management's current beliefs and assumptions made by management. Words such as "expects",
"anticipates", "intends", believes", "plans", "seeks", "estimates", and similar expressions or variations of these words are intended to identify such forward-looking statements. Additionally, statements that refer to the Company's estimated or anticipated future results, sales or marketing strategies, new product development or performance or other non-historical facts are forward-looking and reflect the Company's current perspective based on existing information. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth below in Item 1 as well as previous public filings with the Securities and Exchange Commission. The discussion of the Company's financial condition and results of operations included in Item 6 should also be read in conjunction with the financial statements and related notes included in Item 7 of this annual report. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I

ITEM 1. Description of Business

(a) Development

Mirenco, Inc. was organized and incorporated in the State of Iowa on February
21, 1997. We develop and market technologically advanced products for throttle control of internal combustion vehicles to improve fuel efficiency, reduce vehicle maintenance costs, and reduce environmental emissions. Mirenco also offers consultative services in evaluating diesel engines through its Combustion
Management Program which consists of testing procedures, comparison to other engines on its proprietary data base and making recommendations for maintenance activities and/or application of Mirenco's patented technology.

From July 30, 1999 to July 30, 2000, we raised $7,806,240 in the sale of
1,561,248 shares of common stock at $5.00 per share to Iowa-only residents in a self underwritten, intrastate direct public offering. We claimed the exemption from registration in this intrastate offering provided by Section 3(a)(11) of the Securities Act of 1933. We noted that the shares were part of an issue registered, offered and sold only to residents of Iowa; we are incorporated in
Iowa; and we do business within Iowa. Nonetheless, certain of our "Iowa-Only
Offering Shares" were resold by Iowa residents to non-Iowa residents before
"coming to rest" underss. 3(a)(11) and/or Rule 147's nine-month standard. As a result, we voluntarily elected to rescind the Iowa-Only Offering, which resulted in the refund of $261,700 for 52,340 shares returned and cancelled, incurring total interest expense of $14,990. The rescission offer was available only to the Iowa-Only Offering Stockholders. As of February 26, 2001, the termination date of the rescission offer, the Iowa-Only Offering net investment was
$7,544,540, or 1,508,908 shares. On February 26, 2004, the statute of limitations on this rescission offering expired and $7,544,540 was reclassified to equity.

(b) Business

Our primary products are derived from technology patented in the U.S., Mexico and Canada. These products are DriverMax(R), DriverMax-
CX(R)DriverMax(R)Software, HydroFire(R)Injection, HydroFire(R)Fluid,
HydroFire(R)Lubricant and EconoCruise(R). In addition to products, Mirenco, Inc.
offers consultative services with its Combustion Management Program.

(1) Products and services

DriverMax(R)is a device that improves engine exhaust emissions and fuel mileage while it reduces vehicle maintenance costs using precise programmable computer management of the vehicle's throttle position. The device controls the fuel flow directly proportional to the engine's combustion capability. This product is designed primarily for heavy start-stop vehicles such as buses, garbage trucks and construction vehicles.

We completed the development of a new DriverMax(R)product, which operates an electronically digitally controlled engine, thus opening up a completely new market relative to the extra heavy-duty diesel engine. We are working in conjunction with the United States Department of Energy to develop a prototype of this technology, perform appropriate testing and launch production of this product. The application for this technology is the reduction of black smoke
(opacity) in off-road construction equipment as well as heavy-duty underground equipment used in mining, gravel, and sandpit operations.

Another new product we have completed is an adaptation of the
DriverMax-CX(R)which can operate on digitally controlled electronic engines..
Prior to introducing this new product, DriverMax(R)was operable only on analog controlled electronic engines.

The HydroFire(R)System is a sophisticated superset of the
DriverMax(R)technology, providing all the benefits of the DriverMax(R)plus the additional benefit of cutting oxides of nitrogen (NOx) emissions under performance conditions where NOx is produced. Specifically, NOx is produced under heavy loads and high engine temperatures. When these conditions occur,
HydroFire(R)Injection injects a patented fluid, HydroFire(R)Fluid, into the engine to reduce the NOx production by approximately 50%. The HydroFire(R)Fluid is a patented water-alcohol-lubricant mixture for which we have patented the blending process. Specifically, water cuts the NOx production, alcohol serves as antifreeze for the water, and HydroFire(R)Lubricant serves to thwart the potentially solvent and/or corrosive characteristics of the alcohol in the engine and/or storage containers. HydroFire(R)Systems are designed primarily for heavy transport vehicles such as buses and over-the-road trucks.

EconoCruise(R), currently in development, is a highly sophisticated throttle control system which provides advanced levels of "intelligence" to common cruise control technology. EconoCruise(R)utilizes Global Positioning System signals to
"know" the topography of the road ahead, thereby allowing the vehicle to best manage throttle and emissions. We anticipate that this product will be marketable to the population of existing vehicles as an "add-on" and that the rights to the patented technology and proprietary design work will be marketable to automakers.
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

The SAE-J1667 test consists of measuring the opacity of the smoke emitted from the exhaust of the diesel engine. Technicians also observe other pertinent items such as the temperature at time of test, the type of fuel being used and the color of the smoke being emitted from the exhaust pipe. This test is run six times to insure a representative sample of the opacity is valid. The results of these tests allow Mirenco to evaluate the condition of the engine, determine commonalities among engine types, evaluate the entire fleet and recommend appropriate maintenance procedures for each specific vehicle. From these results, we can also make recommendations for the appropriate application and programmable setting of DriverMax(R)to best suit the engine.

Our continued relationship with the Transit Authority of River City (TARC) of
Louisville, Kentucky, had yielded a dramatic reduction in tailpipe emissions for their fleet. The program has reduced the number of pounds of soot emitted by 70
% and saved Louisville thousands of dollars in fuel costs since inception of the program. We have developed an emissions testing program under a service agreement that requires tailpipe emissions testing of each bus three times a year. The results are reported on a fleet and per vehicle basis to assist TARC in determining the need for maintenance and application of and/or adjustment of the DriverMax(R)system.

This contractual model is the forerunner of Mirenco's efforts in assisting our customers to further reduce emissions, apply economical maintenance procedures and recognize an excellent cost benefit from the program.

Mirenco's Combustion management program has been successfully applied to the underground mining industry to reduce diesel particulate matter. This industry is under strict regulation from the Mining Safety and Health Administration
(MSHA) to reduce particulate emissions for the safety of its workers. During
2004, Mirenco's technicians applied the combustion management program,
DriverMax(R) and DriverMax-CX(R)products in 15 mines throughout the United
States.

The applications have resulted in a dramatic reduction in the emissions of diesel particulate matter resulting in achieving or approaching MSHA's requirements.

(2) Distribution methods

We are developing relationships with distributors for the delivery of our products as well as for direct sales and marketing services. We believe that various methods will be employed for varying markets, and we will use the most economical means available as our marketing development continues. Mirenco's marketing will include increasing the information distribution about what our product can do as well as educating the customer concerning the value of
Mirenco's programs compared to alternative solutions.

Mirenco's marketing strategy includes the direct sale by Mirenco's sales force of our methodology, the Combustion Management Program and our technology,
DriverMax(R). These products can demonstrate an economic benefit to our customers and potential customers, particularly those whose fleets have a high degree of stops and accelerations in their duty cycle. The methodology promotes the use of the technology and the technology promotes the use of the methodology or each product or service can be marketed independently.

(3) New Products

During 2004, the Company completed the development of its DriverMax-CX which is an application for digitally controlled electronic diesel engines. This provided a new market in the industrial, construction and additional over the road vehicles.

(4) Competition

The market for our products and services is characterized by rapid technological developments, frequent new product introductions and evolving, varying industry and regulatory standards. We believe there is no known automotive retrofit device that can compete with our current or contemplated spectrum of products.
Mirenco Inc.'s technologies and solutions are aimed at reducing wasted fuel and excess emissions. Mirenco, Inc.'s Combustion Management Program also includes a financing option for its products and services. Our greatest advantage over other competing products is that Mirenco's overall program keeps engines burning fuel efficiently thereby extending the vehicle's useful life. This is the
Mirenco advantage over other environmental solutions which either filter engine exhaust emissions (with the risk of clogging) or exhaust catalysts that burn fuel with no useful application of the energy produced.

Other products Mirenco must consider as competitive include: catalytic converters, exhaust traps, fuel additives and other specialized products such as alternative fuels.

(5) Production suppliers

We currently outsource the production of DriverMax(R)according to our specifications to ICE Corporation, an FAA certified electronic manufacturing company located in Manhattan, Kansas. Generally all materials required to manufacture and assemble our product line are readily available shelf items.
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

(6) Patents and trademarks

Mirenco, Inc. owns the following patents. Patents number 1 through 5 were purchased from American Technologies on April 30, 1999:

1. United States Patent Number 4,958,598, issued September 25, 1990, entitled
"Engine Emissions Control Apparatus Method."

2. United States Patent Number 5,315,977, "Fuel Limiting Method and Apparatus
for an Internal Combustion Vehicle" issued May 31, 1994.

3. Canadian Patent Number 1,289,430, issued September 24, 1991, entitled "Engine
Modification Apparatus Fuel."

4. Mexican Patent Number 180,658, "Fuel Limiting Method and Apparatus (Staged
Fueling). Registration date January 17, 1996.

5. Canadian Patent Number 2,065,912, issued June 1, 1999, entitled "Fuel
Limiting Method and Apparatus for an Internal Combustion Vehicle." Application
date April 13, 1992.

6. United States Patent Number 6,370,472 B1 issued April 9, 2002 entitled Method and Apparatus for Reducing Unwanted Vehicle Emissions Using Satellite
Navigation.

7. Patent pending - Method and apparatus for remote communication of vehicle combustion performance parameters (filed May 23, 2003).

As part of the purchase agreement for the patents listed in paragraphs 1-5,
Mirenco, Inc. agreed to pay American Technologies a 3% royalty of annual gross sales for a period of twenty years, which began November 1, 1999.

In addition to the above described patents, we have filed for and obtained the following Registered Trademarks:

1.  HydroFire(R)Fluid       5.  EconoCruise(R)
2.  HydroFire(R)Injection   6.  "SmartFoottm
3.  HydroFire(R)Lubricant   7.  "Satellite-to-Throttletm
4.  DriverMax(R)

(7) Government regulation

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

We believe our products to be "retrofit devices" as defined under EPA regulations. We are, however, subject to the regulatory risk that the EPA may construe distribution of the products to be also governed by "fuel additive"
regulations. These more stringent regulations sometimes require scientific testing for both acute and chronic toxicity, which is not required for approval of pollution control products deemed as "retrofit devices". Such additional compliance procedures could substantially delay the wide commercialization of
HydroFire(R)products. We believe the EPA "fuel additive" regulations do not apply to our DriverMax(R)products, since our product does not involve the introduction of additives into the engine air intake system, as those terms are defined in EPA regulations and generally understood in the automotive engineering community.

We are not aware of any proposed regulatory changes that could have a material adverse effect on our operations and/or sales efforts. Further, we have not been required to pay any fines for, and are not aware of any issues of, noncompliance with environmental laws.

(8) Research and development

The Company  expenses  research and development  costs as incurred,  classifying them as operating expenses.  Such costs include certain prototype products, test parts,  consulting  fees,  and costs  incurred  with third  parties to determine feasibility of products. Costs incurred for research and development were $8,772 and $42,245 in 2004 and 2003, respectively.

(9) Employees

As of December 31, 2004, and as of the date of this filing,  we had 18 full-time employees,  with four part-time  employees.  There have been no management-labor disputes, and we are not a party to any collective bargaining agreement.

ITEM 2. Properties

Mirenco, Inc. owns a 21,600 square foot office, warehouse and distribution facility located in Radcliffe, Iowa. . The building is located on 1.2 acres of land. Prior to the completion of this new facility in 2001, Mirenco, Inc. owned no property and leased all business facilities.

ITEM 3. Legal Proceedings

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

NONE

PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters

(a) Market Information

Effective June 15, 2001, Mirenco, Inc. common stock began initial trading on the over-the-counter "bulletin board" market under the symbol "MREO.OB".

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

     Fiscal Period                     2004                  2003

                                   High     Low          High    Low

     First Quarter                 .75      .30          .85     .26
     Second Quarter                .55      .35          .70     .35
     Third Quarter                 .47      .20          .65     .30
     Fourth Quarter                .45      .16          .60     .25

During the 2004, the Company issued non registered securities to accredited investors only as follows:

(1) Notes Payable to four shareholders                             $ 50,000

(2) Common stock                         1,770,000 shares          $545,685

(b) Approximate Number of Equity Security Holders

                                          Approximate Number of
                                             Record Holders
      Title of Class                      as of December 31, 2004

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans

Name of Plan    Number of securities       Number of securities        Number of securities     Number of securities
                Authorized for issuance    awarded plus number of      to be issued upon exer-  remaining available
                Under the plan             securities to be issued     cise of outstanding      for future issuance
                                           Upon exercise of options,   options, warrants or
                                           Warrants or rights granted  rights
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

2001 Common
    Stock
Compensation
     Plan           250,000 shares             23,060 shares            22,560 shares             226,940 shares

2004 Common       1,000,000 shares            257,250 shares           250,250 shares             752,750 shares
   Stock
Compensation
    Plan

All of the above Stock Compensation Plans were approved by the Company's shareholders.

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

                               Plan of Operation

The Company is making the transition from research and development to sales and service. We believe this transition timing is appropriate for sales of our products and service. Due to increased regulation and economic issues, Mirenco recognizes the growing importance of tailpipe emissions control and the cost of vehicle operation. We believe that market attention to tailpipe emissions and demand for our DriverMax(R)technology and our Combustion Management Program methodology will increase as we make the market aware of our products and services.

From January of 2003 until July 2003, the Company concentrated on verification by the EPA and the California Air Resources Board (CARB). The verification efforts were considered important to receive federal monies for the
DriverMax(R)technology and to receive certification from CARB as an emissions control device.

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
        5. Government Entities
        6. Over-the Road Transportation Companies
        7. Company Owned Fleets
        8. Other (Construction, Agriculture, etc.)

Mirenco determined the most effective approach to each of these markets was the development of a long term strategy to develop its distribution and sales representative network in addition to its own internal sales staff. The sale of
Mirenco's technology and methodology is an extensive process with an educational approach required. Before we can attract quality sales representatives and distributors, we have to develop an internal customer base in specific markets.
We can then repeat our successes in the sales representative and distributor sales channel.

Mirenco had established several relationships with sales representatives and distributorships which did not meet the criteria necessary to promote a successful relationship for either Mirenco or the outside sales entity. These relationships were eliminated by March 31, 2004. Mirenco has established, or is in the process of establishing new industry specific relationships.

Mirenco continues to develop its data base as a significant component to its
Combustion Management Program. With over 200,000 data points and a growing number of engines involved, the Program allows for a comparison of like engines to determine commonalities which are useful in recommended maintenance and technology application.

While the Company is expanding its marketing activities, certain research and development activities continue. These activities are concentrated in expanding current DriverMax(R)capabilities including applications for mechanically timed engines and applications for digital, electronic fuel injection engines.

               The Balance of This Page Left Intentionally Blank

Results of Operations

Sales increased $260,748 in the year ended December 31, 2004 compared to the same period for 2003. During 2004, we have continued to focus management and other resources on developing our products and markets.

During 2004, we continued developing the new sales strategy founded upon collecting emissions data before and after the use of our products and providing continuing emission testing services of our installed products. In addition, the
Company believes the development of a data base cataloguing the results of testing without the use of Mirenco's products has provided a source of information for fleet operators for determining the need, and in some cases, the nature of maintenance needed. In 2003, the Company established its internal sales department to promote direct sales and develop relationships with professional distributors established in the industries identified. To date, the
Company is in negotiations with two such distributors that meet the criteria to promote and install its products.

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
The fundraising is ongoing and includes funding requests from both public and private sources. Mirenco's ability to collect for its services to the BEEP
Program depend on its ability to successfully raise the required funds for payment under the terms of the contract. There were no revenues recorded on the
Company's financial statements for the fiscal year ended December 31, 2002 with respect to this program. The tests did however demonstrate the value of the database and reports of the emissions information for maintenance planning and performance with respect to the BEEP Program. Sales of $882,900, originally included in revenues in 2003, from the Bus Emissions and Education Program were written off in 2003. This agreement was terminated in 2004.

Total cost of sales was approximately 68% of total revenue in 2004 compared to
97% of total revenue in 2002. This decrease is related to the continued focus during the year from research and development or information gathering mode to development of sales. Management believes cost of sales will range between 40%
and 60% of sales as increased unit sales levels cover production overhead and unit costs.

Operating expenses in 2004 decreased $303,661 from 2003. The decrease is attributable to efforts to hold down costs while devoting efforts to sales development.

Royalty expense for the years ended December 31, 2004 and 2003 was 3% of sales calculated per the patent purchase agreement with American Technologies.

Our net loss decreased from $1,590,370 in 2003 to $1,229,182 in 2004 as a result of increased sales and reduction in operating expenses.

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

The Company began an additional private offering, to accredited investors only, in February, 2004. The intent is to raise up to $1,250,000 from the issuance of notes with common stock and common stock warrants. As June, 2004, the Board of
Directors authorized the sale of common stock with warrants and common stock without warrants to facilitate the addition of capital. As of March 31, 2005 the
Company raised $595,685.

Cash Flows for the Years Ended December 31, 2004 and 2003

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

Subsequent to 2001, the Company has devoted its efforts to marketing, product identification and application of its "Program" model.

Net cash used in operating activities for the years ended December 31, 2004 and
2003 was $1,042,107 and $1,437,135, respectively. The use of cash in operating activities was primarily related to our net losses from operations net of depreciation and net of the loss on the write down of our building in 2002.

Net cash used in investing activities for the years ended December 31, 2004 and
2003 was $1,279 and $23,576, respectively. The use of cash in investing activities in 2004 was for the purchase of equipment.

Net cash provided by financing activities for the year ended December 31, 2004 was $656,111 compared to $18,081 used in financing activities for the year ended
December 31, 2003. Equity and borrowed funds from stockholders and others were obtained in the year ended December 31, 2004. Principal payments on long-term debt were made in both years.

Recent Accounting Pronouncements

We do not believe any recently issued accounting standards will have an impact on our financial statements.

Going Concern

        The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred and may continue to incur net losses in the future. It has a stockholders' equity of $315,733 as of December 31, 2004;
        and if revenues do not increase substantially in the near future, additional sources of funds will be needed to maintain operations. These matters give rise to substantial doubt about the Company's ability to continue as a going concern.

        Management and other personnel have been focused on product and service development in lieu of product marketing. In an effort to make the transition from a development stage company to a viable business entity, the Company's management team has diligently explored several market segments relative to the Company's product and service lines over the past
        3 years. From that exploration, the Company has decided it is in its best interests to explore the use of existing, well-established distribution channels for marketing and selling the DriverMax(R)product line. Management also believes a large market exists for the Company's testing services and the information provided by those services. A combination of the products and services has been developed as a long-term program for current and potential customers, particularly in regulated markets. The Company has designed such a program for the school bus fleet in the state of Iowa and is awaiting funding to complete a 5-year contract. Management will focus on the Company's efforts on the sales of products, services, and programs with sensible controls over expenses. Management believes these steps, if successful, will improve the Company's liquidity and operating results, allowing it to continue in existence.

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

               The Balance of This Page Left Intentionally Blank

ITEM 7. Financial Statements and Supplementary Data

Financial Statements and Report of Independent Registered Public Accounting Firm

Mirenco, Inc.

December 31, 2004 and 2003

                                 C O N T E N T S

                                                                      Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                  18

FINANCIAL STATEMENTS

    BALANCE SHEET                                                        19
    STATEMENTS OF OPERATIONS                                             20
    STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY                         21
    STATEMENTS OF CASH FLOWS                                             22
    NOTES TO FINANCIAL STATEMENTS                                        23

                              REPORT OF INDEPENDENT
                       REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
MIRENCO, Inc.

We have audited the accompanying balance sheet of MIRENCO, Inc. as of December
31, 2004 and the related statements of operations, changes in stockholders'
equity, and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public
Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MIRENCO, Inc. as of December
31, 2004, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the
Company will continue as a going concern. As discussed in Note B, the Company incurred a net loss of $1,229,182 and $1,590,370 during the years ended December
31, 2004 and 2003. This, among others factors, as discussed in Note B to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stark Winter Schenkein & Co., LLP

Denver, Colorado
April 8, 2005

                                  MIRENCO, Inc.
                                 BALANCE SHEETS
                                December 31, 2004

   ASSETS

CURRENT ASSETS
   Cash and cash equivalents                             $     33,127
   Accounts receivable                                         73,877
   Inventories                                                123,134
   Other                                                        5,012
        Total current assets                                  235,150

PROPERTY AND EQUIPMENT, net                                   565,138

PATENTS AND TRADEMARKS, net                                     4,165
                                                         $    804,453
                                                         =============

   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of note payable                       $      8,947
   Accounts payable                                           126,172
   Accrued expenses                                            29,485
   Due Officers                                               104,943
   Note payable to related parties                              4,527
        Total current liabilities                             274,074

NOTE PAYABLE, less current portion                            141,677

NOTES PAYABLE TO RELATED PARTIES, less current portion         72,969

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value: 50,000,000 shares
    authorized,                                                     -
   Common stock, no par value: 100,000,000 shares
    authorized, 14,074,082 shares issued and outstanding
    at December 31, 2004                                    8,752,385
      Additional paid-in capital                            1,714,954
      Deferred compensation                                    (3,933)
      Accumulated (deficit)                               (10,147,673)
                                                              315,733
                                                         $    804,453
                                                         =============

            See the accompanying notes to the financial statements.

                                  MIRENCO, Inc.
                            STATEMENTS OF OPERATIONS
                            Years ended December 31,

                                                        2004              2003

Sales                                               $    353,834      $     93,086

Cost of sales                                            239,094            90,447

     Gross profit                                        114,740             2,639

Salaries and wages                                       762,358           837,928
Other general and administrative expenses                570,658           798,749

                                                       1,333,016         1,636,677

     (Loss) from operations                           (1,218,276)       (1,634,038)

Other income (expense)

   Other income                                                -            21,621
   Interest income                                           847            23,732
   Interest expense                                      (11,753)           (1,685)
                                                         (10,906)           43,668

     Net (loss)                                     $ (1,229,182)     $ (1,590,370)
                                                    =============     =============

Net (loss) per share available for common
   shareholders - basic and diluted                 $      (0.09)     $      (0.12)
                                                    =============     =============

Weighted-average shares outstanding -
   basic and diluted                                  13,451,707        13,304,242
                                                    =============     =============

            See the accompanying notes to the financial statements.

                                  MIRENCO, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      Year Ended December 31, 2004 and 2003

                                                                         Additional
                                                   Common stock            Paid-In        Accumulated     Deferred
                                               Shares         Amount       Capital         (Deficit)    Compensation        Total

Balance January 1, 2003                      11,795,334    $  760,010     $1,714,954   $  (7,328,121)    $       -      $ (4,853,157)

Net (loss)                                            -             -              -      (1,590,370)            -        (1,590,370)

Balance December 31, 2003                    11,795,334       760,010      1,714,954      (8,918,491)            -        (6,443,527)

Transfer from Stock
   Subject to Rescission                      1,508,908     7,544,540              -               -             -         7,544,540

Issuance of stock for cash                    1,757,340       442,585              -               -             -           442,585

Shares contributed and
   cancelled                                 (1,000,000)            -              -               -             -                 -

Issuance of shares as additional
   consideration for loans                       12,500         5,250              -               -        (5,250)                -

Amortization of deferred compensation                 -             -              -               -         1,317             1,317

Net (loss)                                            -             -              -      (1,229,182)            -        (1,229,182)

Balance December 31, 2004                    14,074,082    $8,752,385     $1,714,954   $ (10,147,673)    $  (3,933)     $    315,733
                                            ============   ===========    ===========  ==============    ==========     =============

See the accompanying notes to the financial statements.

                                  MIRENCO, Inc.
                            STATEMENTS OF CASH FLOWS
                            Years ended December 31,

                                                                 2004             2003

Cash flows from operating activities
  Net (loss)                                               $   (1,229,182)   $  (1,590,370)
  Adjustments to reconcile net (loss) to net cash
    and cash equivalents used in operating activities:
      Depreciation and amortization                                61,038           77,824
       (Increase) decrease in assets
       Accounts receivable                                        (72,873)          46,739
       Inventories                                                  7,314           10,155
       Other                                                       22,038          (14,211)
      Increase (decrease) in liabilities
       Accounts payable                                            68,896           21,744
       Due officers                                                85,304           19,639
       Accrued expenses                                            15,358           (5,901)
       Other current liabilities                                        -           (2,754)
Net cash (used in) operating activities                        (1,042,107)      (1,437,135)

Cash flows from investing activities
       Purchase of property and equipment                          (1,279)         (23,576)
Net cash (used in) investing activities                            (1,279)         (23,576)

Cash flows from financing activities
       Proceeds from issuance of stock                            442,585                -
       Principal payments on long-term debt:
         Banks and others                                         (11,878)          (8,752)
         Related parties                                           (9,596)          (9,329)
       Proceeds from long-term borrowing:
         Banks and others                                         155,000                -
         Related parties                                           80,000                -
Net cash provided by (used in) financing activities               656,111          (18,081)

Decrease in cash and cash equivalents                            (387,275)      (1,478,792)

Cash and cash equivalents, beginning of period                    420,402        1,899,194

Cash and cash equivalents, end of period                   $       33,127     $    420,402
                                                           ===============    =============

Suplementary disclosure of cash flow information:
      Cash paid during the period for interest             $       11,753     $      1,685
                                                           ===============    =============
      Cash paid during the period for income taxes         $            -     $          -
                                                           ===============    =============
Non-cash investing and financing activities:
     Acquisition of land with payable to related party     $            -     $     20,000
                                                           ===============    =============

            See the accompanying notes to the financial statements.

                                  MIRENCO, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2004 and 2003

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

3. Revenue Recognition

In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company:

Revenue is recognized from sales when a product is shipped and from services when they are performed.

4. Accounts Receivable

Accounts receivable are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts. In determining collectability, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances.

5. Inventories

Inventories, consisting of purchased finished goods ready for sale, are stated
at the lower of cost (as determined by the first-in, first-out method) or market.

6. Income Taxes

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

7. Patents and Trademarks

Patents and trademarks will be amortized on the straight-line method over their remaining legal lives of 7 years as of December 31, 2004. The Company recorded amortization expense of $980 in 2004 and 2003. Patents are stated net of amortization of $5,635.

8. Property and Equipment

Property and equipment are stated at cost. The Company provides for depreciation on the straight-line method over the estimated useful lives of 3 years for computer equipment, 5 years for manufacturing and test equipment and other equipment, and 39 years for buildings.

9. Impairment of Long-Lived Assets

The carrying value of long-lived assets is reviewed on a regular basis for the existence of facts and circumstances that suggest impairment. During 2004 and
2003, no material impairment has been indicated. Should there be an impairment, in the future, the Company will measure the amount of the impairment based on the amount that the carrying value of the impaired assets exceed the undiscounted cash flows expected to result from the use and eventual disposal of the from the impaired assets.

10. Stock-Based Compensation

The Company accounts for equity instruments issued to employees for services based on the fair value of the equity instruments issued and accounts for equity instruments issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

The Company accounts for stock based compensation in accordance with SFAS 123,
"Accounting for Stock-Based Compensation." The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25,
"Accounting for Stock Issued to Employees" (APB 25) but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed.

The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

11. Net Loss Per Share

The Company calculates net income (loss) per share as required by Statement of
Financial Accounting Standards (SFAS) 128, "Earnings per Share." Basic earnings
(loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings
(loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses common stock equivalents, if any, are not considered, as their effect would be anti dilutive.

12. Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2004. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable and accrued expenses and notes payable.
Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.

The carrying value of the Company's long-term debt approximated its fair value based on the current market conditions for similar debt instruments.

13. Royalty Expense

Royalty expense is recorded and paid based upon the sale of products, services, and rights related to patents according to a contractual agreement (see Note K).

14. Advertising

Advertising costs are charged to expense as incurred and were $9,457 and $51,721 for the years ended December 31, 2004 and 2003, respectively.

15. Offering Costs

Specific incremental costs are directly attributable to the Company's equity offerings. These costs include advertisements in newspapers, radio, and direct mail, letters, printing costs, and certain identifiable legal fees and are charged against the gross proceeds of the offerings.

16. Software Development Costs

In connection with the development of software, the Company will incur external costs for software, and consulting services, and internal costs for payroll and related expenses of its technology employees directly involved in the development. Purchased software costs will be capitalized in accordance with
Statement of Position 98-1 "Accounting for the Costs of Computer Software

Developed or Obtained for Internal Use". All other costs will be reviewed for determination of whether capitalization or expense as product development cost is appropriate in accordance with Statement of Position 98-1.

17. Research and Development

The Company expenses research and development costs as incurred. Such costs include certain prototype products, test parts, consulting fees, and costs incurred with third parties to determine feasibility of products. Costs incurred for research and development were $8,772 and $42,245 in 2004 and 2003, respectively.

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

19. Segment Information

The Company follows SFAS 131, "Disclosures about Segments of an Enterprise and
Related Information." Certain information is disclosed, per SFAS 131, based on the way management organizes financial information for making operating decisions and assessing performance. The Company currently operates in a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

20. Recent Pronouncements

In December 2003, the Financial Accounting Standards Board issued FASB
Interpretation Number 46-R "Consolidation of Variable Interest Entities." FIN
46-R, which modifies certain provisions and effective dates of FIN 46, sets for the criteria to be used in determining whether an investment is a variable interest entity should be consolidated. These provisions are based on the general premise that if a company controls another entity through interests other than voting interests, that company should consolidate the controlled entity. The Company believes that currently, it does not have any material arrangements that meet the definition of a variable interest entity which would require consolidation.

In November 2004, the FASB issued SFAS 151, "Inventory Costs." SFAS 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB 43, Chapter 4,
"Inventory Pricing." Paragraph 5 of ARB 43, Chapter 4, previously stated that
"...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges...." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.
Management does not expect adoption of SFAS 151 to have a material impact on the
Company's financial statements.

In December 2004, the FASB issued SFAS 152, "Accounting for Real Estate
Time-Sharing Transactions." The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2, "Accounting for
Real Estate Time-Sharing Transactions." SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS 66, "Accounting for Sales of
Real Estate," for real estate time-sharing transactions. SFAS 152 amends
Statement 66 to reference the guidance provided in SOP 04-2. SFAS 152 also amends SFAS 67, "Accounting for Costs and Initial Rental Operations of Real
Estate Projects", to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. Management does not expect adoption of SFAS 152 to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets,"
an amendment to Opinion No. 29, "Accounting for Nonmonetary Transactions."
Statement 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International
Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16,
2004. Management does not expect adoption of SFAS 153 to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS 123(R), "Share-Based Payment." SFAS
123(R) amends SFAS 123, "Accounting for Stock-Based Compensation," and APB
Opinion 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS
123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement is effective (1) for public companies qualifying as
SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3)
for all nonpublic entities, as of the first fiscal year beginning after December
15, 2005. Management is currently assessing the effect of SFAS No. 123(R) on the
Company's financial statements.

NOTE B - REALIZATION OF ASSETS

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred and is may continue to incur net losses in the future. If revenues do not increase substantially in the near future, additional sources of funds will be needed to maintain operations. These matters give rise to substantial doubt about the Company's ability to continue as a going concern.

Management and other personnel have been focused on product and service development in lieu of product marketing. In an effort to make the transition from a development stage company to a viable business entity, the Company's management team has diligently explored several market segments relative to the
Company's product and service lines over the past 3 years. From that exploration, the Company has decided it is in its best interests to explore the use of existing, well-established distribution channels for marketing and selling the DriverMax(R)product line. Management also believes a large market exists for the Company's testing services and the information provided by those services. A combination of the products and services has been developed as a long-term program for current and potential customers, particularly in regulated markets. The Company has designed such a program for the school bus fleet in the state of Iowa and is awaiting funding to complete a 5-year contract. Management will focus on the Company's efforts on the sales of products, services, and programs with sensible controls over expenses. Management believes these steps, if successful, will improve the Company's liquidity and operating results, allowing it to continue in existence.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE C - OTHER CURRENT ASSETS

Other current assets consisted of the following at December 31, 2004

        Other prepaid expenses                  $  5,012

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2004:

        Land and building                          $     569,748
        Computer equipment                                81,241
        Manufacturing and test equipment                  70,872
        Tool and die                                      29,025
        Other equipment                                  122,678
                                                         873,564
        Less accumulated depreciation                    308,426
                                                   $     565,138
                                                   ==============

The Company recorded $58,740 and $76,844 respectively, of depreciation expense for the years ended December 31, 2004 and 2003.

NOTE E - ACCRUED EXPENSES

Accrued expenses consisted of the following at December 31, 2004

        Royalty                                    $     5,031
        Payroll and payroll taxes                       19,911
        Other                                            4,543
                                                   $    29,485
                                                   ============

NOTE F - NOTES PAYABLE

Notes payable consisted of the following at December 31, 2004:

                                                                       Current      Long-term
                                                            Total      Portion       Portion

Notes payable to investors, 9% interest payable
quarterly, principal due in March and April, 2007          $ 30,000          -       $ 30,000

Note payable to bank in montly installments of
$1,435, including principal and variable interest,
currently 7.75%, guaranteed by stockholder,
guaranteed by Small Business Administration                 120,624      8,947        111,677

                                                           $150,624     $8,947       $141,677
                                                           =========    =======     ==========

Maturities of notes payable are as follows:

2005: $  8,947 - 2006: $ 9,666 - 2007: $40,442 - 2008: $11,260 - 2009: $12,185 -
Thereafter: $ 68,124

NOTE G - NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consisted of the following a December 31, 2004:

                                                                  Current     Long-term
                                                        Total     Portion      Portion

Note payable to stockholder, 9% interest payable
   quarterly, principal due in March, 2007            $ 20,000    $      -    $  20,000

Note payable to related Company in montly
   installments of $689, including principal and
   interest of 6.75% maturing May, 2009                 57,496       4,527       52,969

                                                      $ 77,496    $  4,527    $  72,969
                                                      =========   =========   ==========

Maturities of related party notes payable are as follows:

2005: $  4,527 - 2006: $ 4,852 - 2007: $ 25,180 - 2008: $ 5,540 - 2009: $ 37,397

NOTE H - CONCENTRATION OF CUSTOMERS

The Company had 4 customers that accounted for 62% of 2004 sales and 4 customers that accounted for 80% of 2003 sales.

NOTE I - LEASES

The Company entered into a lease agreement with its majority stockholder for the land on which the Company had constructed a new facility. The lease established a perpetual term commencing October 1, 2000 at no rental cost to the Company.
The Company purchased the land in 2003. (See Note K).

NOTE J - INCOME TAXES

The Company accounts for income taxes under SFAS 109 which requires use of the liability method. SFAS 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes.
The sources and tax effects of the differences are as follows:

    2004 Net Operating Loss                            $ 1,229,182
    Income tax provision at federal statutory rate          34%
    Effect of Operating Losses                             (34%)
                                                            --%

                                                2004                  2003
Deferred Tax Assets
   Net Operating Loss Carryforward        $ 7,477,433            $ 6,248,251
                                            7,477,433              6,248,251

Deferred Tax Liability
   Accelerated Depreciation                    11,764                  6,181
   Amortization                                 3,538                  3,670
                                               15,302                  9,851
                                            7,462,131              6,238,400
Effective Federal Rate                             34%                    34%
Deferred Tax Asset                        $ 2,537,125            $ 2,121,056

Valuation Allowance                        (2,537,125)            (2,121,056)

Net Deferred Tax Asset                    $         -            $         -
                                          ============           ============

As of December 31, 2004, the Company has a net operating loss carryforward of approximately $7,500,000. This loss carryforward will be available to offset future taxable income. If not used, this carryforward will expire through 2019.
The deferred tax asset of approximately $2,500,000 relating to the operating loss carryforward has been fully reserved as of Decenber 31, 2004. The increase the valuation allowance related to the deferred tax asset was approximately
$400,000 during 2004. The principal difference between the accumulated deficit for income tax purposes and for financial reporting purposes results principally from stock based compensation.

NOTE K - RELATED PARTY TRANSACTIONS

In 2004 the Company paid rent in the amount of $9,600 to an officer and majority stockholder. Payments to related parties in 2003 amounted to $14,666.

The Company had entered into a lease with its majority stockholder for the land on which the Company had constructed a new facility. The lease provided a buyout option which the Company exercised to purchase the land for $20,000 in 2003.

During 2002, the Company entered into a note payable with the majority stockholder for $20,615 which required monthly installments of $861 including principal and interest at 8%. The note matured and final payment was made in
September, 2004.

On April 30, 1999, the Company entered into an agreement to acquire patents and trademarks for an initial price of $25,000 from a company whose stockholders have controlling ownership in the Company. The patents and trademarks were recorded as a lump-sum purchase at the affiliate's carrying value, $9,800, at the date of purchase. The remaining $15,200 was recorded as a distribution to stockholders. In July 2000, upon the completed sale of 1,000,000 shares of stock to the public and in accordance with the patent purchase agreement a payment of
$225,000 was paid and was accounted for as a distribution to stockholders. Also, the agreement provides for royalty payments in the amount of 3% of gross sales
(including product sales, service revenues, and all revenues from sales of patent rights) for the 20 years which began November 1, 1999. This agreement can be terminated by the seller if the Company fails to make the above payments or becomes insolvent. From January 1, 1999 to October 31, 1999, the Company paid royalties for the use and potential marketing of the patents to the company that owned the patents based on 3% of sales calculated at an established unit price
($495) and minimum quantities (40 to 80 units per month), with payments generally made quarterly. The Company paid royalty fees to a company partially owned by the majority stockholder of the Company for the years ended December
31, 2004 and 2003 in the amounts of $10,113 and $2,137 respectively.

In September, 2004, the Company entered into a seven year employment contract with an officer that requires to pay one percent of sales in addition to a base salary of $132,000 as his compensation.

NOTE L - COMMON STOCK OPTIONS AND WARRANTS

Options

During 1998, the Company established a nonqualified stock option plan (the 1998
Plan) pursuant to which options for up to 1,200,000 shares of the Company's authorized but unissued common stock may be granted to employees and certain non-employees. During 1999, the Company adopted the 1999 Stock Option Plan (the
1999 Plan), which provides for granting of options to officers, employees, advisors, and consultants of the Company, for the purchase of up to a total of
750,000 shares of the Company's authorized but unissued common stock. During
2001, the Company adopted the 2001 Stock Option Plan (the 2001 Plan), which provides for the granting of up to a total of 250,000 shares of the Company's authorized but unissued common stock. During 2004, the Company adopted the 2004
Stock Option Plan (the 2004 Plan) which provides for the granting up to a total of 1,000,000 shares of the Company's authorized but unissued common stock.

During 2003 the Company granted 18,500 options as shown below. The options are fully vested. The exercise price is the fair market value at the date of grant.
The options expire 10 years from the date of grant. During 2004 the Company granted 257,250 options and 7,000 options were exercised as shown below. The options are fully vested. The exercise price is the fair market value on the date of the grant and the options expire 6 years from the date of the grant.
Substantially all of the options were granted to employees, officers and directors. No compensation costs have been recorded in conjunction with the issuances of the options.

                                                                      Weighted-
                                                                      average
                                                                      exercise
                                           Number of shares            price
                                      Outstanding     Exercisable    per share

Outstanding, Jajuary 1, 2003            753,960          753,960      $ 3.02
Granted                                  18,500           18,500        0.07
Outstanding, December 31, 2003          772,460          772,460        3.02
Granted                                 257,250          257,250        0.49
Exercised                                (7,000)          (7,000)       0.71
Outstanding, December 31, 2004        1,022,710        1,022,710      $ 2.37
                                     ===========      ===========     =======

The following table summarizes information about options outstanding at December
31, 2004 under the Compensatory Stock Option Plans:

                  2004 Compensatory Stock Options and Warrants

                                Options outstanding                                          Options exercisable

                                         Weighted-average
    Range of             Number             remaining            Weighted-average          Number         Weighted-average
 exercise prices      outstanding        contractual life         exercise price        exercisable        exercise price

   $0.29-$5.00         1,022,710               5.17                    2.99              1,022,710              2.37

SFAS 123 requires the Company to provide proforma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS 123. The fair value of the option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for grants: expected life of options of
10 years, expected volatility of 113%, risk-free interest rate of 3.0% and no dividend yield. The weighted average fair value at the date of grant for options granted approximated $.31. These results may not be representative of those to be expected in future years.

Under the provisions of SFAS 123, the Company's net (loss) and (loss) per share for the year ended December 31, 2004 would have been (increased) to the proforma amounts indicated below:

    Net (loss)
            As reported                              $(1,229,182)
            Proforma                                 $(1,308,982)
    Basic and diluted (loss) per share
            As reported                                   $ (.09)
            Proforma                                      $ (.10)

Had compensation cost for the 2001 Plan been determined based on the fair value of the options at the grant date, the Company's net loss would have been substantially the same as that reported for 2003.

Warrants

The Company extended the expiration date of 275,116 warrants which were to expire on June 24, 2004 to June 25, 2006. The warrants entitle the warrant holders to acquire one common share for each warrant at $1.00 per share.

In conjunction with the return of 1,000,000 common shares discussed in Note M the Company issued 1,000,000 warrants to purchase common stock at $.25 per share to an officer. The warrants have no expiration date.

In addition, in conjunction with the cash sale of common shares discussed in
Note M the Company issued 366,580 warrants to purchase common stock at $.20 per share. There warrants expire on June 30, 2006.

NOTE M - STOCKHOLDERS' EQUITY

During 2004, the Company issued 12,500 shares of common stock in conjunction with a private placement debt offering to qualified investors only. The fair market value of these shares of $5,250 has been recorded as deferred compensation and is being amortized over the term of the debt of 36 months.
Amortization of $1,317 was recorded in 2004. The Company also sold 1,000,000 shares of common stock in an unregistered transaction to an unrelated investor for cash aggregating $250,000 and issued 7,000 shares of common stock to an officer pursuant to an option exercise for cash aggregating $5,000. Also in
2004, the Company sold 750,340 shares for $187,585 cash.

NOTE N - STOCK SUBJECT TO RESCISSION OFFER

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
to take no action within the 30 days, thereby retaining their outstanding
Iowa-Only Offering Shares; or to accept the Rescission Offer formally in writing. Seventy-one formal rescission acceptances representing 52,340 shares were received from Iowa-Only Offering Stockholders, resulting in a total of
$276,690 being paid in cash to these stockholders for the return of their original investment plus interest at 8% annually. The maximum obligation under this offer was estimated to be $8,100,000, including the original investment plus interest at 8% per year. As a result of the rescission, the Company has paid interest in the amount of $14,990, which is included in the total above.

As a result of the Rescission Offer, the Company had classified the Iowa-Only
Offering Shares and proceeds as a liability. These shares remained as a liability until the violations under the securities laws had been cured.
Subsequent to the close of the original sale of Iowa-Only Offering Shares, the
Company believed that Iowa-Only Offering Stockholders were estopped from arguing injury. However, the Company was contingently liable to such stockholders during the period covered by the statute of limitations, a period of 3 years from the date of the Rescission Offer which expired on February 26, 2004, at which time the Company reclassified the amounts to equity.

NOTE O - AMENDMENT TO ARTICLES OF INCORPORATION

In January 2004, Stockholders of the Company approved a change to its Articles of Incorporation increasing its authorized capital to 100,000,000 common shares and 50,000,000 preferred shares. The Amended Articles of Incorporation were filed with the Secretary of State of Iowa on June 18, 2004

NOTE P - SUBSEQUENT EVENTS

Through March 31,2005, the Company issued an aggregate of 571,000 shares of common stock for cash aggregating $118,100. The shares sold for cash were restricted and were sold at a discount to the trading price of the common shares on the subscription dates.

________________________________________________________________________________

ITEM 8. Changes in and Disagreements With Accountants on Accounting and
Financial Disclosure

All information regarding the change in accountants was filed on form 8-K in
August, 2003.

ITEM 8A. Controls and procedures

With the participation of management, the Company's chief executive officer and chief financial officer evaluated the Company's disclosure controls and procedures as of the date of this report. Based upon this evaluation, the chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

There were no significant changes in the Company's internal controls or, to the knowledge of the management of the Company, in other factors that could significantly affect these controls subsequent to the evaluation date.

ITEM 8B.  Other Information Rquired to be Reported on Form 8-K

NONE

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

Dwayne L. Fosseen, age 59, is founder, Chief Executive Officer, Chairman of the
Board of Directors, and Principal (controlling) Stockholder of Mirenco, Inc. Mr.
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

Richard A. Musal, age 58, became Chief Financial Officer in December, 2002. Mr.
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

Merlin Hanson, Director is a Certified Public Accountant and a graduate of the
University of Minnesota. Mr. Hanson is a retired partner with McGladrey and
Pullen with over 35 years with the firm. Mr. Hanson has served on many boards and most significantly, was the Chairman of the Board for Goodwill Industries,
International.

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

Mr. Hanson, Mr. Williams and Mr. Musal serve on the Company's Audit Committee.
Mr. Hanson qualifies as a financial expert with his long career as a Certified
Public Accountant with practice experience in reporting matters for publicly held companies.

As of the filing of this report, the Registrant has not adopted a code of ethics for its Chief Executive Officer or its Chief Financial Officer because of the financial constraints. The Company's Board of Directors intends to provide a code of ethics in 2005.

ITEM 10. Executive Compensation

The following table sets forth the compensation of the named executive officers for each of the Company's last three completed fiscal years.

Summary Compensation Table
                                                              Options    All Other
Name and Principal Position        Year    Salary     Bonus   Awarded  Compensation

Dwayne Fosseen, CEO                2004   $ 75,000     $ -       6,000    $      -
                                   2003   $ 75,000     $ -       4,000    $      -
                                   2002   $ 75,000     $ -           -    $      -

Richard A. Musal, COO & CFO        2004   $ 40,000     $ -     181,000    $ 88,000
                                   2003   $      -     $ -           -    $ 91,500

Option Grants

There were 181,000 grants of stock options made to Mr. Musal and 6,000 grants of options and 1,000,000 warrants granted to Mr. Fosseen in exchange for 1,000,000 shares of the Company's common stock during the Year Ended December 31, 2004 and
3,000 grants of stock options to Mr. Musal and 5,000 grants of stock options to
Mr. Fosseen in the year ended December 31, 2003.

Aggregate Option Exercises and Fiscal Year-End Option Value

Stock options of 7,000 were exercised by Mr. Fosseen during the year ended December 31, 2004 and none were exercised during the year ended December
31, 2003.

Compensation of Directors

In 2004 Directors were awarded stock options for 24,000 shares, compared to
$5,500 in cash and stock options for 18,000 shares of common stock in 2003.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the individuals serving on the Board of
Directors, the Company's executive officers and significant employees, and information with respect to the number of shares of the Company's common stock beneficially owned by each of them directly or indirectly, as of March 31, 2005.
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

Name, Position and Address                              Amount Beneficially   Percent
of Beneficial Owner                                            Owned          of Class

Dwayne Fosseen, Director, Chairman of the Board              9,069,715      (a) 54.18%
and Chief Executive Officer
206 May Street
Radcliffe, IA 50230

Richard A. Musal, Director, Chief Operating Officer            506,500      (b)  3.03%
and Chief Financial Officer
206 May Street
Radcliffe, IA 50230

Don Williams, Director                                         357,800      (c)  2.14%
206 May Street
Radcliffe, IA 50230

Tim Neugent, Director                                            7,000      (d)  0.04%
206 May Street
Radcliffe, IA 50230

Merlin Hanson, Director                                          8,000      (e)  0.05%
206 May Street
Radcliffe, IA 50230

All Directors and Officers as a group
(5 persons)                                                  9,949,015          59.44%

(a) Dwayne Fosseen's beneficial ownership includes 1,015,000 shares which are acquirable pursuant to the exercise of outstanding stock options and warrants, 3,200 shares owned by family members in his household and 35,450 shares, which are acquirable pursuant to the exercise of outstanding stock options owned by his spouse.

(b) Richard Musal's beneficial ownership includes 184,000 shares which are acquirable pursuant to the exercise of outstanding stock options.

(c) Don William's beneficial ownership includes 10,000 shares, which are acquirable pursuant to the exercise of outstanding stock options.

(d) Tim Neugent's beneficial ownership includes 7,000 shares, which are acquirable pursuant to the exercise of outstanding stock options.

(e) Merlin Hanson's beneficial ownership includes 8,000 shares, which are acquirable pursuant to the exercise of outstanding stock options.

(f) The beneficial ownership of all directors and officers as a group includes
    513,000 shares which are acquirable pursuant to the exercise of outstanding stock options and 1,022,000 shares which are acquirable pursuant to the exercise of outstanding warrants.

ITEM 12. Certain Relationships and Related Transactions

In 2004 the Company paid rent in the amount of $9,600 to an officer and majority stockholder. Payments to related parties in 2003 amounted to $14,666.

On April 30, 1999, the Company entered into an agreement to acquire patents and trademarks from a company that Mr. Fosseen has a controlling ownership in the
Company for an initial price of $25,000. The patents and trademarks were recorded as a lump-sum purchase at the affiliate's carrying value, $9,800, at the date of purchase. The remaining $15,200 was recorded as a distribution to stockholders. Another payment per terms of the patent purchase agreement,
$225,000, was paid in July 2000 and accounted for as a distribution to stockholders upon the completed sale of 1,000,000 shares of stock offered to the public. Also, the agreement provides for royalty payments in the amount of 3% of gross sales (including product sales, service revenues, and all revenues from sales of patent rights) for 20 years, which began November 1, 1999. This agreement can be terminated by the seller if the Company fails to make the above payments or becomes insolvent. From January 1 to October 31, 1999, the Company paid royalties for the use and potential marketing of the patents to the company that owned the patents based on 3% of sales calculated at an established unit price ($495) and minimum quantities (40 to 80 units per month), with payments generally made quarterly. The Company paid royalty fees to a company partially owned by the majority stockholder of the Company for the years ended December
31, 2004 and 2003 in the amounts of $10,113 and $3,133, respectively.

ITEM 13. Exhibits

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
10.13(a)Stock Option Agreement between Registrant and Betty Fosseen
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
10.28   Employment Agreement with Joseph A. Cassis III. (Incorporated by reference to the Company's 10QSB filed November 19, 2004)
10.29   Employment Agreement with Richard A. Musal. (Incorporated by reference to the Company's 10QSB filed November 19, 2004)
*10.30  2004 Common Stock Compensation Plan
* 31.1  Certificate of Principal Executive Officer dated April 15, 2005.
* 31.2  Certificate of Principal Financial Officer dated April 15, 2005.
* 32.1  Dwayne Fosseen's Certification dated April 15,2005 pursuant to 18
        U.S.C. SECTION 1350, as adopted pursuant to, SECTION 906 of the
        Sarbanes-Oxley Act of 2002
* 32.2  Richard A. Musal's Certification dated April 15, 2005 pursuant to
        18 U.S.C. SECTION 1350, as adopted pursuant to SECTION 906 of the
        Sarbanes-Oxley Act of 2002

* Filed with this report

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company's board of directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of Stark Winter Schenkein & Co., LLP as the Company's independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Stark Winter Schenkein & Co., LLP in 2004 and 2003
were approved by the board of directors.

Audit Fees

The aggregate fees billed by for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB for 2004 and 2003 were $22,500 and $21,850, respectively, net of expenses.

Audit-Related Fees

There were no other fees billed by during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

Tax Fees

There were no fees billed during the last two fiscal years for professional services rendered for tax compliance.

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

Date: April 15, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:       /s/  Dwayne Fosseen
         Dwayne Fosseen
         Chairman of the Board,
         Chief Executive Officer
         and Director

Date: April 15, 2005

By:      /s/  Don Williams
         Don Williams
         Director

Date: April 15, 2005

By::      /s/  Richard A. Musal
          Richard A. Musal
         Director, Chief Operating Officer,
         and Secretary