Form 10QSB
period 2005-03-31
MIRENCO INC
filed 2005-05-13
CIK 1041609

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _________________ to _________________

Commission file number 333-41092

Mirenco, Inc. (Exact name of small business issuer as specified in its charter)

Iowa (State or other jurisdiction of incorporation or organization)	39-1878581 (IRS Employer Identification No.)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 17,245,422 shares of no par value common stock as of April 30, 2005.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

Cautionary Statement on Forward-Looking Statements.

The discussion in this Report on Form 10-QSB, including the discussion in Item 2 of PART I, contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are based on current expectations, estimates and projections about the Company’s business, based on management’s current beliefs and assumptions made by management.  Words such as “expects”, “anticipates”, “intends”, believes”, “plans”, “seeks”, “estimates”, and similar expressions or variations of these words are intended to identify such forward-looking statements.  Additionally, statements that refer to the Company’s estimated or anticipated future results, sales or marketing strategies, new product development or performance or other non-historical facts are forward-looking and reflect the Company’s current perspective based on existing information.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements.  Such risks, and uncertainties include those set forth below in Item 1 as well as previous public filings with the Securities and Exchange Commission.  The discussion of the Company’s financial condition and results of operations included in Item 2 of PART I should also be read in conjunction with the financial statements and related notes included in Item 1 of PART I of this quarterly report.  These quarterly financial statements do not include all disclosures provided in the annual financial statements and should be read in conjunction with the annual financial statements and notes thereto included in the Company's Form 10KSB for the year ended December 31, 2004 filed on April 15, 2005.  The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

[The Balance of  This Page Left Intentionally Blank]

PART I – Financial Information

Item 1.       Financial Statements

MIRENCO, Inc.

BALANCE SHEET

March 31, 2005

(unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 29,778
Accounts receivable	14,192
Inventories	116,054
Other	14,808
Total current assets	174,832

PROPERTY AND EQUIPMENT, net	552,509

PATENTS AND TRADEMARKS, net	3,920

$ 731,261

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of note payable	$ 9,119
Accounts payable	119,188
Accrued expenses	36,760
Due Officers	129,463
Other current liabilities	30,101
Note payable to related parties	4,604
Total current liabilities	329,235

NOTE PAYABLE, less current portion	139,312

NOTES PAYABLE TO RELATED PARTIES, less current portion	71,789

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 50,000,000 shares authorized
no shares issued or outstanding	-
Common stock, no par value: 100,000,000 shares authorized,
14,645,082 shares issued and outstanding	8,870,485
Additional paid-in capital	1,727,554
Deferred compensation	(3,495)
Accumulated (deficit)	(10,403,619)
190,925
$ 731,261

See the accompanying notes to the financial statements

MIRENCO, Inc.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2005	March 31, 2004

Sales	$ 133,948	$ 76,369

Cost of sales	66,696	60,428
Gross profit	67,252	15,941

Salaries and wages	211,136	196,026

Other general and administrative expenses	107,176	162,396
	318,312	358,422

(Loss) from operations	(251,060)	(342,481)

Other income (expense)
Interest income	-	829
Interest expense	(4,886)	(462)

	(4,886)	367

NET (LOSS)	$ (255,946)	$ (342,114)

Net (loss) per share available for common
shareholders - basic and diluted	$ (0.02)	$ (0.03)

Weighted-average shares outstanding -
basic and diluted	14,448,438	13,304,242

See the accompanying notes to the financial statements

MIRENCO, Inc.

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2005	March 31, 2004

Cash flows from operating activities	$ (118,153)	$ (349,954)

Cash flows from investing activities	-	-

Cash flows from financing activities:
Proceeds from issuance of stock	118,100	-
Principal payments on long-term debt:
Banks and others	(2,193)	(2,312)
Related parties	(1,103)	(2,451)
Proceeds from long-term borrowing:
Related parties	-	40,000
Net cash provided by financing activities	114,804	35,237

Decrease in cash and cash equivalents	(3,349)	(314,717)

Cash and cash equivalents, beginning of period	33,127	420,402

Cash and cash equivalents, end of period	$ 29,778	$ 105,685

Supplementary disclosure of cash flow information:
Cash paid during the period for interest	$ 4,886	$ 1,685

See the accompanying notes to the financial statements

[The Balance of  This Page Left Intentionally Blank]

MIRENCO, Inc.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

March 31, 2005 and 2004

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of December 31, 2004 and for the year then ended, including notes thereto included in the Company’s Form 10-KSB.

NOTE B – INVENTORY

Inventories, consisting of purchased finished goods ready for sale, are stated at the lower of cost (as determined by the first-in, first-out method) or market.

NOTE C - REALIZATION OF ASSETS

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has incurred net losses aggregating $10,403,619 and may continue to incur net losses in the future.  If revenues do not increase substantially in the near future, additional sources of funds will be needed to maintain operations.  These matters give rise to substantial doubt about the Company’s ability to continue as a going concern.

Management and other personnel have been focused on product exposure and marketing. The Company’s management team has diligently explored several market segments relative to the Company’s product and service lines over the past 21 months.  From that exploration, the Company has decided it is in its best interests to develop an internal sales and marketing effort before developing the use of existing, well-established distribution channels for marketing and selling the DriverMax® product line.  Management also believes a large market exists for the Company’s testing and evaluation services and the information resulting from those services. By concentrating the sales efforts within its own reasonable geographical area, management believes it can better provide a professional, consultative approach toward customers needs and prove the value of its products and services.  Management will focus on the Company’s efforts on the sales of products, services, and programs with sensible controls over expenses.  Management believes these steps, if successful, will improve the Company’s liquidity and operating results, allowing it to continue in existence.

Gross sales of $133,948, $79,440 in product sales and $54,508 in sales of services, were realized for the three months ended March 31, 2005 and were $57,579 higher than gross sales for the same period one year ago.

[The Balance of  This Page Left Intentionally Blank]

MIRENCO, Inc.

NOTES TO FINANCIAL STATEMENTS – Continued

(unaudited)

March 31, 2005 and 2004

NOTE D - STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2005, the Company issued 571,000 shares of common stock for cash of $118,100 which shares were issued at a discount to the fair market value of the shares. Included in these shares were 270,000 shares issued to an officer at a discount of $12,600 which has been charged to operations during the period.

During the three months ended March 31, 2005, the Company issued  5,000 options to directors to purchase common stock  at $.28 per share for a period of  9 years.

 The following summarizes the options outstanding at March 31, 2005:

			Weighted-
			average
			exercise
	Number of shares		price
	Outstanding	Exercisable	per share

Outstanding, December 31, 2004	1,022,710	1,022,710	2.37
Granted	5,000	5,000	0.28
Outstanding March 31, 2005	1,027,710	1,027,710	$ 2.36

SFAS 123 requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS 123. The fair value of the option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model. Had the company charged the fair value of the options issued to operations during the period ended March 31, 2005, there would not be a material difference in the net loss as reported.

[The Balance of  This Page Left Intentionally Blank]

MIRENCO, Inc.

NOTES TO FINANCIAL STATEMENTS – Continued

(unaudited)

March 31, 2005 and 2004

NOTE E – NOTES PAYABLE

Notes payable consisted of the following at March 31, 2005:

		Current	Long-term
	Total	Portion	Portion

Notes payable to investors, 9% interest payable
quarterly, principal due in March and April, 2007	$ 30,000	-	$ 30,000

Note payable to bank in monthly installments of
$1,435, including principal and variable interest,
currently 7.75%, guaranteed by stockholder,
guaranteed by Small Business Administration	118,431	9,119	109,312

	$ 148,431	$ 9,119	$ 139,312

Remaining maturities of notes payable are as follows:

2005 2006 2007	$ 6,754 $ 9,666 $40,442	2008 2009 Thereafter	$11,260 $12,185 $68,124

NOTE F – NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consisted of the following at March 31, 2005:

		Current	Long-term
	Total	Portion	Portion

Note payable to stockholder, 9% interest payable
quarterly, principal due in March, 2007	20,000	-	20,000

Note payable to related company owned by an
officer in monthly installments of $689, including
principal and interest of 6.75% maturing May, 2009	56,393	4,604	51,789

	$ 76,393	$ 4,604	$ 71,789

Remaining maturities of related party notes payable are as follows:

2005 2006 2007	$ 3,424 $ 4,852 $25,180	2008 2009	$ 5,540 $37,397

MIRENCO, Inc.

NOTES TO FINANCIAL STATEMENTS – Continued

(unaudited)

March 31, 2005 and 2004

NOTE G   - SUBSEQUENT EVENTS

During April 2005 the Company issued 2,600,340 shares of common stock for $320,051.

[The Balance of This Page Left Intentionally Blank]

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

Liquidity and Capital Resources

Cash and equivalents are currently the Company’s substantial source of  liquidity. The changes in Cash and Equivalents for the three months ended March 31, 2005 and 2004 can be reviewed in the Statements of Cash Flows in PART I Item 1 above.  During the three months ended March 31, 2005 and March 31, 2004, revenues of None and $12,000 were recognized from an arrangement with the Iowa Foundation for Educational Administration, Inc. for emissions testing services being conducted on the Iowa School Bus fleet.  This was substantially less than original revenues expected to be received from this project.  Billed but uncollected amounts of these revenues were removed from the Company’s books by the Direct Write Off method.  If these revenues are recovered, they will be recorded as revenues in the period recovered. While the amount is difficult to predict, management anticipates that additional  revenue will be realized from this arrangement.

According to the terms of our purchase agreement with American Technologies to acquire the patents and trademarks, we will pay a 3% royalty of annual gross sales for a period of 20 years, which began November 1, 1999.

Results of Operations

Gross sales of $133,948, $79,440 in product sales and $54,508 in sales of services, were realized for the three months ended March 31, 2005 and were $57,579 higher than sales for the same period one year ago.  Cost of sales for the three months ended March 31, 2005 was only $6,268 higher resulting in an increase of  $51,311  in gross profit margin. This increase was the result of discontinuance of the costs of the emissions testing program. In the three months ended March 31, 2005, $48,833 of employment costs were included in Cost of Sales compared to $44,496 in the corresponding period in the prior year.

A total of 19 individuals, 17 full time and two part-time, were employed with the Company at March 31, 2005 compared to a total of 21at March 31, 2004.  The decreases in personnel were primarily related to marketing and testing services offered by the Company.

 [The Balance of  This Page Left Intentionally Blank]

A comparative breakdown of “Other general and administrative expenses” per the Statements of Operations included in PART I Item 1 above is as follows:

	Three Months	Three Months
	Ended	Ended
	March 31, 2005	March 31, 2004	Note

Depreciation and amortization	13,311	17,234	1
Insurance	18,699	19,728	2
Professional fees	23,338	59,456	3
Office expenses	9,354	18,898	4
Research and development	1,200	2,503	5
Travel	18,003	22,576	6
Utilities	15,324	15,988	7
Royalty expenses	4,021	1,931	8
Advertising	3,926	4,082	9

Total general and administrative expenses	107,176	162,396

1.

Depreciation and amortization expense were less than the same period in the prior year because of a  number of computers and related equipment becoming fully depreciation in the intervening period.

2.

Insurance expense in the first three months of 2005 was $1,029 less than in the first three months of 2004 due to changes in the renewals of the policies.

3.

Professional fees expense incurred during the first three months of 2005 were $36,118 less than in the first three months of the prior year primarily because of the discontinuance of the services of several outside consultants employed in 2004.

4.  Office expenses  for the three months ended March 31, 2005 were $9,544 less than the first three months of 2004 primarily due to a reduction in administrative staff.

5.

Research and Development costs decreased  $1,303 in the first three months of 2005 compared to the first three months of 2004.

6.

Travel expense was less for the three months ended March 31, 2005 than the first three months of 2004 because of a reduction in personnel and no foreign travel in 2005.

7.

Utilities expense for the three months ended March 31, 2005 was comparable with the first three months of 2004.

8.

Royalty expense for the three months ended March 31, 2005 and 2004 was 3% of sales calculated per the patent purchase agreement with American Technologies, LLC.

9.

Marketing and advertising expenses during the three month ended March 31, 2005 were comparable to the three months ended March 30, 2004.

Interest income continues to decline with the reduction in interest bearing deposits.

Interest expense for the three months ended March 31, 2005 and 2004 is a result of financing  the purchase of Company vehicles from the majority shareholder and  investor loans and bank loans obtained in 2004.

The Company uses estimates in the preparation of its financial statements.  The estimates used relate to the useful lives of its equipment and patents.  If it was determined that the depreciated cost of its equipment and the amortized cost of its patents exceeded their fair market value, there would be a negative impact on the results of operations to the extent the depreciated and amortized cost  of these assets exceeded their fair market value.

The Company accounts for equity instruments issued to employees for services based on the fair value of the equity instruments issued and accounts for equity instruments issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments whichever is more reliably measurable.

The Company accounts for stock based compensation in accordance with SFAS 123, “Accounting for Stock-Based Compensation”.  The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25, “Accounting for Stock Issued to Employees” (APB Opinion 25) but disclose the proforma effects on net income (loss) had the fair value of the options been expensed.  The Company has elected to continue to apply APB Opinion 25 in accounting for its stock option incentive plans.

SFAS 123 requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS 123. The fair value of the option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model. Had the company charged the fair value of the options issued to operations during the period ended March 31, 2005, there would not be a material difference in the net loss as reported.

The Company outsources the production of its DriverMax® products to ICE Corporation of Manhattan, Kansas.  If, for some reason the relationship between  the Company and ICE Corporation should be interrupted or discontinued, the operations of the Company could be adversely affected until such time an alternative supply source could be located, contracted and begin producing our technology.  Such an event could materially effect the results of operations of the Company.

[The Balance of  This Page Left Intentionally Blank]

Item 3.

CONTROLS AND PROCEDURES

An evaluation of the Company’s disclosure controls and procedures and internal controls and procedures was performed on April 29, 2005.  Based on that review, management concludes that the Company’s disclosure controls and procedures adequately ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation date.  There have been no corrective actions with regard to significant deficiencies and material weaknesses since the evaluation date.

[The Balance of  This Page Left Intentionally Blank]

PART II. OTHER INFORMATION

Item 1.

Legal Proceedings

None

Item 2.

Changes in Securities

During the quarter ended March 31, 2005, 571,000 shares of common shares were issued. Changes in shares outstanding during the first three months are summarized as follows:

Shares Issued

Amount Received

Shares outstanding January 1, 2005

14,074,082

New shares issued for cash

571,000

$118,100

Shares outstanding March 31, 2005

14,645,082

Item 3.

Defaults upon Senior Securities

None

Item 4.

Submission of Matters to a Vote of Security Holders

None

Item 5.

Other Information

On May 9, 2005, The Board of Directors approved a “Code of Ethics” to be put in place and adhered to by the Company’s Officers, Directors and Employees.  The “Code of Ethics” is attached to this document as Exhibit 10.31.

[The Balance of  This Page Left Intentionally Blank]

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits

The following are the exhibits to this annual report.

 3.2(a)

Articles of Amendment to Articles of Incorporation (Incorporated by reference to the Company’s 10QSB for the   quarter ended June 30, 2004 filed on  August 10, 2004).

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

10.5

Environmental Regulatory Approvals with the U.S. Environmental Protection Agency and California Air Resources Board (incorporated by reference to the Company’s Registration Statement filed on July 10, 2000).

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

10.28

Employment Agreement with Joseph A. Cassis III. (Incorporated by reference to the Company’s 10QSB filed November 19, 2004)

10.29

Employment Agreement with Richard A. Musal. (Incorporated by reference to the Company’s 10QSB filed November 19, 2004)

10.30                       2004 Common Stock Compensation Plan (Incorporated by reference to the Company’s 10KSB filed April 15, 2005)

*10.31                    Company’s “Code of Ethics”.

*31.1

Certificate of Principal Executive Officer dated May 13, 2005.

*31.2

Certificate of Principal Financial Officer dated May 13, 2005.

*32.1

Dwayne Fosseen’s Certification dated May 13, 2005 pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to, SECTION 906 of the Sarbanes-Oxley Act of 2002

 *32.2

Richard A. Musal’s Certification dated May 13, 2005 pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to SECTION 906 of the Sarbanes-Oxley Act of 2002

*

Filed herewith

(b) Reports on Form 8-K

There were no reports filed on Form 8-K during the first quarter of the year ended December 31, 2005.

[The Balance of  This Page Left Intentionally Blank]

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mirenco, Inc.
(Registrant)

By: /s/ Richard A. Musal -------------------------------------- Richard A. Musal Chief Financial Officer

Date: May 13, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Dwayne Fosseen ------------------------------------- Dwayne Fosseen Chairman of the Board, Chief Executive Officer and Director

Date: May 13, 2005

By: /s/ Don Williams ----------------------------------- Don Williams Director

Date: May 13, 2005

By: /s/ Richard A. Musal -------------------------------------------- Richard A. Musal Director, Chief Operating Officer, and Secretary

EXHIBIT 10.31

MIRENCO, INC.

CORPORATE CODE OF ETHICS AND CONDUCT

GENERAL

We will conduct our business with honesty and candor in accordance with the spirit as well as the letter of all applicable federal, state and local laws and regulations and the laws of foreign countries where we transact business. Legal compliance is only a part of our ethical responsibility, and should be viewed as the minimum acceptable standard of conduct. We intend to maintain our reputation and avoid activities that might reflect adversely on the Company. Mirenco strives to act with the utmost integrity, not just in our most important corporate decisions, but also in the thousands of actions taken every day by our employees worldwide. Ethical conduct is a high ideal, but often just means exercising common sense and sound judgment. Acting ethically will help us become a better company, a better partner with our customers, and a better corporate citizen.

HONEST DEALING

All employees are expected to be honest and forthright in their interactions with one another and in dealings with customers, suppliers, business partners and shareholders. Mirenco will not condone dishonesty or deceitful actions in any form. This includes, but is not limited to, making misrepresentations to customers, changing customer documents, making false or misleading entries on the Company’s books or ledgers, inflating expense reports, or falsely recording hours worked on time cards.

RESPECT IN THE WORK ENVIRONMENT

Mirenco strives to maintain a workplace where all employees are treated with dignity, fairness and respect. Harassment or discrimination based upon race, color, religion, gender, age, national origin, disability, sexual orientation, veteran or marital status, or any other characteristic protected by law is unacceptable will not be tolerated.

Other activities that are prohibited because they are clearly not conducive to a respectful work environment are threats of physical harm, violent behavior, or possessing weapons while on Company premises. Furthermore, being under the influence of alcohol or illegal drugs while at work is strictly forbidden.

GRATUITIES

Building strong relationships with customers is essential to Mirenco’s business. Socializing with customers and suppliers is an integral part of building those relationships. Common sense and good judgment should always be exercised in providing or accepting business meals and entertainment of nominal gifts, however.

While individual circumstances differ, the overriding principle concerning gratuities is not to give or accept anything of value that could be perceived as creating an obligation on the part of the recipient (whether a Mirenco employee or a customer) to act other than in the best interests of his or employer or otherwise to taint the objectivity of the individual’s involvement. Bribes and kickbacks are illegal. Mirenco does not permit or condone the receipt by employees of bribes, kickbacks, commissions or similar forms of consideration; and does not permit or condone similar payment to suppliers, government officials, or others. We intend to maintain our reputation and avoid activities that might reflect adversely on the Company. It is the responsibility of each employee to ensure that providing or accepting a gratuity is appropriate under the circumstances. When in doubt, err on the side of prudence.

EXHIBIT 10.31

HANDLING COMPANY AND CUSTOMER ASSETS

Company property and customers’ property with which Mirenco has been entrusted must be used and maintained properly with care taken to guard against waste and abuse. Appropriate use of Company and customer property, facilities, and equipment is every employee’s responsibility. Of course, stealing or misappropriating Company or customer property will not be tolerated. Likewise, the removal or borrowing of Company or customer property without permission is prohibited.

CONFLICTS OF INTEREST

Although employees are generally free to engage in personal financial and business transactions, this freedom is not without constraints. Every employee must avoid situations where loyalties may be divided between Mirenco’s interests and the employee’s own interests. Employees also should seek to avoid even the appearance of a conflict of interest. If an employee is considering engaging in a transaction or activity that may present a conflict of interest or the appearance of a conflict of interest the employee should disclose the matter and obtain appropriate approvals before engaging in such transaction or activity.

For employees, examples of potential conflicts of interest include accepting concurrent employment with, or acting as a consultant or contractor to, any Mirenco competitor, customer or supplier; or holding a significant financial interest in any Mirenco competitor, customer or supplier.

It is recognized that directors of Mirenco who are not employees may engage in outside activities with, or have duties to, other entities, as employees, directors, consultants or otherwise. Such activities and duties generally do not in and of themselves constitute a conflict of interest, and in fact are valuable to Mirenco because of the experience and perspective that outside directors offer Mirenco as a result of these activities. Directors are expected to exercise sound judgment with respect to the relationship between their outside activities and their responsibilities to Mirenco, and at all times to act in a manner consistent with their duties of care and loyalty, as well as other applicable legal standards governing the responsibilities of directors. Directors should err on the side of caution in disclosing to the Board relationships that may constitute, or may appear to constitute, an actual or potential conflict of interest, and may be required to abstain from involvement as a Board member or as an employee, director, consultant, or other affiliation with another entity, in a particular matter. Outside directors should also fully disclose their relationship with Mirenco to other entities with which they have a relationship.

                               CONDUCT WITH COMPETITORS

In dealing with competitors it is Mirenco’s policy to not discuss pricing policy, contract terms, costs, inventories, marketing plans, productions plans and, of course, proprietary and confidential information. Discussion of these subjects or collaboration on them with competitors can be illegal. If a competitor raises any of them Company employees are expected to object, stop the conversation, and tell the competitor that we will not discuss those matters under any circumstances.

                 SAFEGUARDING CONFIDENTIAL INFORMATION

As a condition of employment with Mirenco, each employee is required to sign an Employee Confidentiality Agreement. This agreement creates an obligation on the part of each and every employee to protect Mirenco’s proprietary information, which includes such things as business, financial, research and development, and personnel information.

Confidential information also includes any proprietary information shared with Mirenco by our customers and business partners, or information that has been acquired by an employee during the course of working for a former employer. Mirenco employees have an equal obligation to protect against the unauthorized disclosure or misuse of such third party confidential information.

[The Balance of  This Page Left Intentionally Blank]

EXHIBIT 10.31

                                                 INSIDER TRADING

Mirenco believes in an open culture in which information is widely shared. As a result, during the course of employment, Mirenco employees may have access to non-public information about Mirenco that, if known to the public, might affect investors’ decisions to buy, sell or hold securities issued by the Company.

Under the Company’s insider trading policy, trading while in possession of such material non-public information, i.e., insider trading is prohibited. Insider trading is also prohibited by the federal securities laws. Engaging in insider trading is grounds for discipline up to and including termination, and may subject both the individual and Mirenco to civil and criminal penalties.

                                PUBLIC REPORTING REQUIREMENTS

Accounting and other business records are relied upon in the preparation of reports Mirenco files with certain government agencies, such as the Securities and Exchange Commission (SEC). These reports must contain full, timely and understandable information and accurately reflect our financial condition and results of operations.

Employees who collect, provide or analyze information for or otherwise contribute in any way in preparing or verifying these reports must strive to ensure that our financial disclosures are accurate and verifiable, thus to enable shareholders and potential investors to assess the soundness and risks of our business and finances and the quality and integrity of accounting and disclosures. The integrity of our public disclosures depends on the accuracy and completeness of our records. To that end:

•

All business transactions must be supported by appropriate documentation and reflected accurately in our books and records:

•

No entry be made that intentionally mischaracterizes the nature or proper accounting of a transaction;

•

No Mirenco employee may take or authorize an action that would cause our financial records or disclosures to fail to comply with generally accepted accounting principles, the rules and regulations of the SEC or other applicable laws, rules and regulations;

•

All employees must cooperate fully with our independent public accountants and counsel, respond to their questions with candor and provide them with complete and accurate information to help ensure that our books and records, as well as our reports filed with the SEC, are accurate and complete; and

•

No employee should knowing make (or cause to encourage any other person to make) any false or misleading statement in any report filed with the SEC or other government agency, or knowingly omit (or cause or encourage any other person to omit) any information necessary to make the disclosure in any of our reports accurate in all material respects.

Any employee who becomes aware of any departure from these standards has a responsibility to report his or her knowledge promptly to a manager, the Company’s Chief Financial Officer and/or the Company’s Chief Executive Officer.

[The Balance of  This Page Left Intentionally Blank]

EXHIBIT 31.1

PRINCIPAL EXECUTIVE OFFICER CERTIFICATION

I, Dwayne Fosseen, Chief Executive Officer and President of Mirenco, Inc. (the “Small business issuer”) certify that:

1.

I have reviewed this report on Form 10-QSB of Small business issuer

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

4.

The small business issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(c)

       Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuers most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuers internal control over financial reporting; and

5.

The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

(a)       All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b)        Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

.

Date:   May 13, 2005

 /s/ Dwayne Fosseen

Dwayne Fosseen,

                                                                                      President and Chief Executive Officer

EXHIBIT 31.2

CERTIFICATE OF PRINCIPAL FINANCIAL OFFICER

I, Richard A. Musal, Chief Financial Officer of Mirenco, Inc. (the “Small business issuer”) certify that:

1.

I have reviewed this report on Form 10-QSB of Small business issuer

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

4.

The small business issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15 (f) and 15d-15(f)) for the small business issuer and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)        Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuers most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuers internal control over financial reporting; and

5.

The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

(a)       All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b)        Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

.

Date:  May 13, 2005

/s/ Richard A. Musal

Richard  A. Musal,

                                                                              Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Dwayne Fosseen, Chief Executive Officer of Mirenco, Inc. (the “Company”), pursuant to 18 U.S.C. section 1350, certify that, to my knowledge:

(1)

The Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Dwayne Fosseen

Dwayne Fosseen

Chief Executive Officer and President

May 13, 2005

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Richard A. Musal, Chief Financial Officer of Mirenco, Inc. (the “Company”), pursuant to 18 U.S.C. section 1350, certify that, to my knowledge:

(1)

The Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Richard A. Musal

Richard A. Musal

Chief Financial Officer

May 13, 2005

Endnotes