Form 10QSB
period 2005-06-30
MIRENCO INC
filed 2005-08-15
CIK 1041609

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 17,929,154  shares of no par value common stock as of July 31, 2005.

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

[The Balance of  This Page Left Intentionally Blank]

PART I – Financial Information

Item 1.       Financial Statements

MIRENCO, Inc.

BALANCE SHEET

June 30, 2005

(unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 73,881
Accounts receivable	77,726
Inventories	136,117
Other	10,095
Total current assets	297,819

PROPERTY AND EQUIPMENT, net	541,468

PATENTS AND TRADEMARKS, net
9,258

OTHER ASSETS	-
$ 848,545

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of note payable	$ 9,298
Accounts payable	105,823
Customer deposits	14,253
Accrued expenses	28,882
Due Officers	83,206
Other current liabilities	30,101
Note payable to related parties	4,682
Total current liabilities	276,245

NOTE PAYABLE, less current portion	136,926

NOTES PAYABLE TO RELATED PARTIES, less current portion	70,589

COMMITMENTS AND CONTINGENCIES

STOCK SUBJECT TO RESCISSION OFFER
Common stock, no par value; 1,508,908 shares
issued and outstanding at December 31, 2003	-

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 50,000,000 shares authorized no shares issued or outstanding
Common stock, no par value: 100,000,000 shares authorized,
17,704,154 shares issued and outstanding	9,241,846
Additional paid-in capital	1,761,254
Deferred compensation	(3,057)
Accumulated deficit	(10,635,258)
364,785
$ 848,545

See the accompanying notes to the financial statements

MIRENCO, Inc.

STATEMENTS OF OPERATIONS

(unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2004

Sales	$ 321,755	$ 126,579

Cost of sales	134,150	124,106

Gross profit	187,605	2,473

Salaries and wages	453,812	362,517
Other general and administrative expenses	212,077	314,349

	665,889	676,866

Loss from operations	(478,284)	(674,393)

Other income (expense)
Interest income	1	845
Interest expense	(9,302)	(2,084)

	(9,301)	(1,239)

NET LOSS	$ (487,585)	$ (675,632)

Net loss per share available for common
shareholders - basic and diluted	$ (0.03)	$ (0.05)

Weighted-average shares outstanding -
basic and diluted	16,582,495	13,312,429

See the accompanying notes to the financial statements

MIRENCO, Inc.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months	Three Months
	Ended	Ended
	June 30, 2005	June 30, 2004

Sales	$ 187,807	$ 50,210

Cost of sales	67,454	63,678

Gross profit	120,353	(13,468)

Salaries and wages	242,676	166,491
Other general and administrative expenses	104,901	151,953

	347,577	318,444

Loss from operations	(227,224)	(331,912)

Other income (expense)
Interest income	1	16
Interest expense	(4,416)	(1,622)

	(4,415)	(1,606)

NET LOSS	$ (231,639)	$ (333,518)

Net loss per share available for common
shareholders - basic and diluted	$ (0.01)	$ (0.03)

Weighted-average shares outstanding -
basic and diluted	16,582,495	13,312,429

See the accompanying notes to the financial statements

MIRENCO, Inc.

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2004

Cash flows from operating activities	$ (436,499)	$ (607,285)

Cash flows from investing activities
Expenditures on patent applications	(5,583)	-
Net cash used in investing activities	(5,583)	-

Cash flows from financing activities
Proceeds from issuance of stock	489,461	255,000
Principal payments on long-term debt:
Banks and others	(4,400)	(4,676)
Related parties	(2,225)	(5,303)
Proceeds from long-term borrowing:
Banks and others	-	155,000
Related parties	-	80,000
Net cash provided by financing activities	482,836	480,021

Increase (decrease) in cash and cash equivalents	40,754	(127,264)

Cash and cash equivalents, beginning of period	33,127	420,402

Cash and cash equivalents, end of period	$ 73,881	$ 293,138

See the accompanying notes to the financial statements

[The Balance of  This Page Left Intentionally Blank]

MIRENCO, Inc.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

June 30, 2005 and 2004

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

NOTE C - REALIZATION OF ASSETS

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has incurred net losses aggregating $10,635,258 and may continue to incur net losses in the future.  If revenues do not increase substantially in the near future, additional sources of funds will be needed to maintain operations.  These matters give rise to substantial doubt about the Company’s ability to continue as a going concern.

Management and other personnel have been focused on product exposure and marketing. The Company’s management team has diligently explored several market segments relative to the Company’s product and service lines over the past 24 months.  From that exploration, the Company has decided it is in its best interests to develop an internal sales and marketing effort while developing the use of existing, well-established distribution channels for marketing and selling the DriverMax® product line.  Management also believes a large market exists for the Company’s testing and evaluation services and the information resulting from those services. By concentrating the sales efforts within its own reasonable geographical area, management believes it can better provide a professional, consultative approach toward customers needs and prove the value of its products and services.  Management will focus on the Company’s efforts on the sales of products, services, and programs with sensible controls over expenses.  Management believes these steps, if successful, will improve the Company’s liquidity and operating results, allowing it to continue in existence.

Gross sales of $321,755, including $158,044 in product sales and  $163,711 in sales of services, were realized for the six months ended June 30, 2005 and were $195,176 higher than gross sales for the same period one year ago.

[The Balance of  This Page Left Intentionally Blank]

MIRENCO, Inc.

NOTES TO FINANCIAL STATEMENTS – Continued

(unaudited)

June 30, 2005 and 2004

NOTE D - STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2005, the Company issued 3,630,072 shares of common stock for cash of $489,461 which shares were issued at a discount to the fair market value of the shares. Included in these shares were 270,000 shares issued to affiliates at a discount of $46,300 of non cash compensation which has been charged to operations during the period.

During the six months ended June 30, 2005, the Company issued  9,000 options to directors to purchase common stock  at $.28 per share and 4,000 options at $.25 per share. The options are exercisable at those prices until January 31, 2014  There was no material compensation expense related to these options.

 The following summarizes the options outstanding at June 30, 2005:

			Weighted-
			average
			exercise
	Number of shares		price
	Outstanding	Exercisable	per share

Outstanding, December 31, 2004	1,022,710	1,022,710	2.37
Granted	9,000	9,000	0.26
Outstanding June 30, 2005	1,031,710	1,031,710	$ 2.36

SFAS 123 requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS 123. The fair value of the option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model. Had the company charged the fair value of the options issued to operations during the period ended June 30, 2005, there would not be a material difference in the net loss as reported.

An officer and director of the Company currently holds more than 50% of the Company’s outstanding shares and can therefore control substantially all matters related to the Company.

[The Balance of  This Page Left Intentionally Blank]

MIRENCO, Inc.

NOTES TO FINANCIAL STATEMENTS – Continued

(unaudited)

June 30, 2005 and 2004

NOTE E – NOTES PAYABLE

Notes payable consisted of the following at June 30, 2005:

		Current	Long-term
	Total	Portion	Portion

Notes payable to investors, 9% interest payable
quarterly, principal due in March and April, 2007	$ 30,000	-	$ 30,000

Note payable to bank in monthly installments of
$1,435, including principal and variable interest,
currently 7.75%, guaranteed by stockholder,
guaranteed by Small Business Administration	116,224	9,298	106,926

	$ 146,224	$ 9,298	$ 136,926

Remaining maturities of notes payable are as follows:

2005	$ 4,547	2006	$ 9,666	2007	$ 40,442
2008	$ 11,260	2009	$ 12,185	Thereafter	$ 68,124

NOTE F – NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consisted of the following at June 30, 2005:

		Current	Long-term
	Total	Portion	Portion

Note payable to stockholder, 9% interest payable
quarterly, principal due in March, 2007	$ 20,000	-	$ 20,000

Note payable to related Company in monthly
installments of $689, including principal and
interest of 6.75% maturing May, 2009	55,271	4,682	50,589

	$ 75,271	$ 4,682	$ 70,589

Remaining maturities of related party notes payable are as follows:

2005	$ 2,302	2006	$ 4,852	2007	$ 25,180
2008	$ 5,540	2009	$ 37,397

NOTE G – MAJOR CUSTOMER

In the first six months of 2005 one major customer accounted for 31% of total sales.

NOTE H – SUBSEQUENT EVENT

On July 31, 2005, 225,000 shares of stock were issued for cash of $25,000.

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

Liquidity and Capital Resources

Cash and equivalents are currently the Company’s substantial source of  liquidity. The changes in Cash and Equivalents for the six months ended June 30, 2005 and 2004 can be reviewed in the Statements of Cash Flows in PART I Item 1 above.  During the six months ended June 30, 2005 and June 30, 2004, revenues of None and $16,000 were recognized from an arrangement with the Iowa Foundation for Educational Administration, Inc. for emissions testing services being conducted on the Iowa School Bus fleet.  This was substantially less than original revenues expected to be received from this project.  Billed but uncollected amounts of these revenues were not recorded as revenue because of the nature of the arrangement with the Iowa Foundation for Educational Administration, Inc. This relationship was discontinued in 2004, but the revenues recognized in 2005 were from the emissions testing project.

According to the terms of our purchase agreement with American Technologies to acquire the patents and trademarks, we will pay a 3% royalty of annual gross sales for a period of 20 years, which began November 1, 1999.

Results of Operations

Gross sales of $321,755, including $158,044 in product sales and $163,711 in sales of services, were realized for the six months ended June 30, 2005 and were $195,176 higher than sales for the same period one year ago.  Cost of sales for the six months ended June 30, 2005 was only $10,044 higher resulting in an increase of  $185,132  in gross profit margin. This increase was the result of discontinuance of the costs of the emissions testing program. In the six months ended June 30, 2005, $13,734 of employment costs were included in Cost of Sales compared to $94,393 in the corresponding period in the prior year.

A total of 23 individuals, 21 full time and two part-time, were employed with the Company at June 30, 2005 compared to a total of 19 at June 30, 2004.  The increase in personnel was primarily in the operational and technical staff to perform consultative services and installation of products.

 [The Balance of  This Page Left Intentionally Blank]

A comparative breakdown of “Other general and administrative expenses” per the Statements of Operations included in PART I Item 1 above is as follows:

	Six Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2004	Note

Royalty	$ 9,656	$ 3,317	1
Advertising	10,572	5,913	2
Depreciation and amortization	25,034	32,827	3
Insurance	38,429	39,682	4
Professional fees	31,939	129,191	5
Office expenses	24,608	30,576	6
Research and development	9,067	2,537	7
Travel	34,994	41,020	8
Utilities	27,778	29,286	9

Total general and administrative expenses	$ 212,077	$ 314,349

1.

Royalty expense is proportional to sales and is based on sales of products, services and rights related to patents according to the contractual agreement.

2.

Advertising expense for the six months ended June 30, 2005 increased $4,659 over the same period in the prior year because of increased marketing and sales activities.

3.

Depreciation and amortization expense decreased $7,793 from the corresponding period in the prior year because of computer and other equipment becoming fully depreciated in the prior period.

4.

Insurance expense is comparable with the prior period.

5.

Professional fees expense decreased $97,252 because of the discontinuance of the services of several outside consultants employed in 2004.

6.

Office expense for the six months ended June 30, 2005 decreased $5,968 from the corresponding period in the prior year because of the implementation of cost control measures.

7.

Research and development expenses increased $6,530 from the first six months of the prior year as a result of acquiring additional testing equipment.

8.

Travel expense for the first six months of 2005  was less than for the first six months of 2004 because of a reduction in  foreign travel in 2005.

9.

Utilities expense for the first six months of 2005 was comparable to the expense for the first six months of 2004.

Interest expense for the six months ended June 30, 2005 and 2004 is a result of financing  the purchase of Company vehicles from the majority shareholder and  investor loans and bank loans obtained in 2004.

The Company uses estimates in the preparation of its financial statements.  The estimates used relate to valuation of receivables and the useful lives of its equipment and patents. Since the Company’s receivables consist of larger individual accounts, the Company elects to use the direct write off method for those accounts that are deemed to be uncollectible.  The Company believe there is no material difference in this method from the allowance method.  There have been no accounts written off in 2005. If it is determined that potential losses of a material amount in receivables, the allowance for doubtful accounts method will be adopted. No such allowance is considered to be required at this time. If it were determined that the depreciated cost of its equipment and the amortized cost of its patents exceeded their fair market value, there would be a negative impact on the results of operations to the extent the depreciated and amortized cost of these assets exceeded their fair market value. In connection with this, the value of certain real property was reduced in a prior year to conform with an appraisal of the property at that time. No such additional reduction is considered necessary at this time.

The carrying value of long-lived assets is reviewed on a regular basis for the existence of facts and circumstances that suggest impairment. During the first six months of 2005, no material impairment has been indicated. Should there be an impairment in the future, the Company will measure the amount of the impairment based on the amount that the carrying value of the impaired assets exceed the undiscounted cash flows expected to result from the use and eventual disposal of the impaired assets.

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

SFAS 123 requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS 123. The fair value of the option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model. Had the company charged the fair value of the options issued to operations during the period ended June 30, 2005, there would not be a material difference in the net loss as reported.

In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment.” SFAS 123(R) amends SFAS 123, “Accounting for Stock-Based Compensation,” and APB Opinion 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal  year beginning after December 15, 2005. Management is currently assessing the effect of SFAS No. 123(R) on the Company’s financial statements.

The Company outsources the production of its DriverMax® products to ICE Corporation of Manhattan, Kansas.  If, for some reason the relationship between  the Company and ICE Corporation should be interrupted or discontinued, the operations of the Company could be adversely affected until such time an alternative supply source could be located, contracted and begin producing our technology.  Such an event could materially effect the results of operations of the Company.  The Company continues to review its relationship with this single source and believes there is no need for an alternative source at this time. As sales of product grow the Company will continue to review alternative sources.

[The Balance of  This Page Left Intentionally Blank]

Item 3.

CONTROLS AND PROCEDURES

An evaluation of the Company’s disclosure controls and procedures and internal controls and procedures was performed on August 3, 2005.  Based on that review, management concludes that the Company’s disclosure controls and procedures adequately ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation date.  There have been no corrective actions with regard to significant deficiencies and material weaknesses since the evaluation date.

[The Balance of  This Page Left Intentionally Blank]

PART II. OTHER INFORMATION

Item 1.

Legal Proceedings

None

Item 2.

Changes in Securities

During the six months ended June 30, 2005, common stock of 3,630,072 shares were issued. Changes in shares outstanding during the first six months are summarized as follows:

Shares Issued

Amount Received

Shares outstanding January 1, 2005

14,074,082

New shares issued for cash and non cash compensation

3,630,072

$535,761

Shares outstanding June 30, 2005

17,704,154

Item 3.

Defaults upon Senior Securities

None

Item 4.

Submission of Matters to a Vote of Security Holders

None

Item 5.

Other Information

              None

[The Balance of  This Page Left Intentionally Blank]

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits

The following are the exhibits to this report.

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

10.29

Employment Agreement with Richard A. Musal. (Incorporated by reference to the Company’s 10QSB filed November 19, 2004)

10.30                    2004 Common Stock Compensation Plan (Incorporated by reference to the Company’s 10KSB filed April 15, 2005)

10.31                  Company’s “Code of Ethics”. (Incorporated by reference to the Company’s 10QSB filed May 13, 2005)

*10.32                  Distributor Agreement with Stepp Equipment Company dated May 25, 2005.

*31.1

Certificate of Principal Executive Officer dated August 15, 2005.

*31.2

Certificate of Principal Financial Officer dated August 15, 2005.

*32.1

Dwayne Fosseen’s Certification dated August 15, 2005 pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to, SECTION 906 of the Sarbanes-Oxley Act of 2002

 *32.2

Richard A. Musal’s Certification dated August 15, 2005 pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to SECTION 906 of the Sarbanes-Oxley Act of 2002

•

Filed herewith

The following exhibits which have been filed in previous reports are being deleted having been cancelled or no longer applicable:

1.10

March 31, 2000 Warrant Agreement between Registrant and Duncan, Blum & Associates (incorporated by  reference to the Company’s Registration Statement filed on July 10, 2000).

0.13

Lease for Land (incorporated by reference to the Company’s Registration Statement Amendment filed on April     17, 2001).

10.15

Cooperative Agreement between registrant and Iowa Foundation for Educational Administration,

 Inc. (Incorporated by reference to the Company’s 10QSB for the quarter ended September 30, 2002 filed on August 14, 2002).

0.17

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

10.28

Employment Agreement with Joseph A. Cassis III. (Incorporated by reference to the Company’s 10QSB filed November 19, 2004)

(b) Reports on Form 8-K

There were no reports filed on Form 8-K during the first six months of the year ending December 31, 2005.

[The Balance of  This Page Left Intentionally Blank]

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mirenco, Inc.
(Registrant)

By: /s/ Richard A. Musal -------------------------------------- Richard A. Musal Chief Financial Officer

Date: August 15, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Dwayne Fosseen ------------------------------------- Dwayne Fosseen Chairman of the Board, Chief Executive Officer and Director

Date: August 15, 2005

By: /s/ Don Williams ----------------------------------- Don Williams Director

Date: August 15, 2005

By: /s/ Richard A. Musal -------------------------------------------- Richard A. Musal Director, Chief Operating Officer, and Secretary

EXHIBIT 10.32

DISTRIBUTOR AGREEMENT

(EXCLUSIVE)

This Distributor Agreement (“Agreement”) is made and entered into by and between Mirenco, Inc., an Iowa corporation with its principal place of business at 206 May Street, Radcliffe, Iowa 50230 ("Mirenco") and Stepp Equipment Company, with its principal place of business at 5400 Stepp Drive, Summit, Illinois 60501 ("Distributor").

WHEREAS, Mirenco is the owner of U.S. patent number 958958 issued September 25, 1990 entitled “Engine Emissions Control Apparatus Method,” U.S. patent number 5315977 issued May 31, 1994 entitled “Fuel Limiting Method and Apparatus for Internal Combustion Engine,” and Mexican patent number 180,658 issued on January 17, 1996 (collectively, the “Patents”); and

WHEREAS, Mirenco is the holder of the registration of the mark “DriverMax by Mirenco”® registered on the Principal register of the United States Patent and Trademark Office (the “Mark”); and

WHEREAS, Mirenco out sources the manufacture of certain products for fuel management and emission control of internal combustion engines pursuant to the Patents, and said products are marketed by Mirenco under the Mark; and

WHEREAS, Distributor has the ability to service diesel powered vehicles and equipment and secure contracts for the sale of Mirenco’s products in the Territory (as that term is defined in Paragraph 4 of this Agreement); and

WHEREAS, Mirenco desires to appoint Distributor as a non-exclusive distributor of Mirenco’s products in the Territory, and Distributor desires to accept such appointment, all upon the terms and conditions set forth herein.

NOW, THEREFORE, in consideration of the foregoing and the mutual covenants hereinafter set forth, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

1.

Appointment.  Mirenco hereby appoints Distributor as an independent  distributor of Mirenco’s Products subject to the terms of this Agreement.  The appointment by Mirenco granted to Distributor shall be the right to purchase, promote, resell and service the Products in accordance with the terms of this Agreement.  Distributor hereby warrants and covenants that Mirenco shall be Distributor’s sole and exclusive provider of fuel management and emission control products for internal combustion engines.

2.

Exclusive Rights of Distributor.  Mirenco appoints Distributor as an exclusive distributor of the Products in the Territory for the term of this Agreement.  Mirenco may sell products and services to non customers of Distributor in the territory provided that Distributor will be entitled to compensation as defined in paragraph 10 of this agreement.

3.

Definition of Products.  For purposes of this Agreement, the term "Products" shall mean only those products which are specifically described in Schedule A as attached hereto from time to time.  Mirenco reserves the right to change any listing of the Products on Schedule A or any aspect or characteristic of the Products including, but not limited to, the design, function or Mirenco's suggested retail price.  Distributor shall have no right to market or distribute any goods or products of Mirenco other than the Products listed herein.

4.

Territory.  Distributor agrees to conduct its efforts only in the sales and service area described in Schedule B (the "Territory").  Distributor agrees not to act, advertise or use sales persons or representatives in any other geographic location without the express written consent of Mirenco. However, Mirenco grants to distributor exclusive sales rights for product and services sales to K. R. Drenth regardless of geographic location of customer’s equipment.

5.

Submission of Purchase Orders.  (a) Distributor agrees that it shall, from time to time, submit completed purchase orders to Mirenco (each, a “Purchase Order” and collectively the “Purchase Orders”), for the purchase of Product.  A Purchase Order shall become a binding order upon both Mirenco and Distributor when Mirenco accepts the Purchase Order (each, an “Accepted Order” and collectively the “Accepted Orders”) as provided in Paragraph 6 of this Agreement, but all upon and

EXHIBIT 10.32

subject to the terms and conditions of this Agreement, including, without limitation, Mirenco’s right to withhold Products under an Accepted Order or to terminate an Accepted Order pursuant to Paragraph 7 of this Agreement, and to any delays or failures in filling any Accepted Order which occur pursuant to Paragraph 8 of this Agreement.

 (a) Without limiting the generality of the immediately preceding paragraph, Distributor also agrees that if it does not submit Purchase Orders to Mirenco during each year of the term of this Agreement for a minimum of 200 DriverMaxes® per year, Mirenco may at its sole discretion terminate this agreement with appropriate written notice.

(b)  Each Purchase Order shall be placed by Distributor by forwarding the completed and executed Purchase Order to Mirenco at Mirenco’s address for notices as specified below in this Agreement, or at such other location as Mirenco shall determine and give notice of to Distributor.

            6.

Acceptance of Purchase Orders.  (a)  A Purchase Order shall not become, or be deemed to be, an Accepted Order until it is accepted by Mirenco as provided in this Paragraph 6.  Mirenco agrees that it will (subject to the following) accept conforming Purchase Orders submitted by Distributor; provided however, that Mirenco, at its sole discretion, may reject a Purchase Order or Purchase Orders, in whole or in part.

7.

Additional Rights of Mirenco.  Notwithstanding anything in this Agreement which may appear to the contrary, Mirenco reserves the right to withhold fulfilling any Accepted Order during any period of time that Distributor is in breach or default under any term or condition of an Accepted Order or any other agreement between Mirenco and Distributor.  Mirenco also reserves the right to terminate any Accepted Order in the circumstances and as provided in Paragraph 8 of this Agreement.  .

8.

Impossibility.  Notwithstanding anything in this Agreement which may appear to be to the contrary, if any term or condition of this Agreement to be performed or observed by Mirenco is rendered impossible of performance or observance or commercially unreasonable due to any force majeure or any other act, omission, matter, circumstance, event or occurrence beyond the reasonable control of Mirenco (each, an “Impossibility Event”).

9.

Delivery of Products and Risk of Loss.  Any Products purchased by Distributor hereunder shall be made available to Distributor at the location of the Products.  Unless otherwise expressly agreed in a written document signed by both Mirenco and Distributor, Distributor shall be responsible for arranging and providing, at Distributor's cost, for the delivery by common truck carrier ("Distributor's Carrier") of all Products to whatever locations are desired by Distributor, except only that Mirenco will provide the labor necessary to load the Products on the truck of Distributor's Carrier at the location of the Products.  All duties, levies, landing charges, local taxes (including, without limitation, sales, use, import, export and excise taxes) and other charges howsoever designated shall be borne and paid by Distributor.

All risk of loss, destruction or damage to all Products shall automatically pass from Mirenco to Distributor upon the loading of the Products on the truck of Distributor's Carrier at the location of the Products.

10.

Compensation to Distributor.  As Distributor’s sole compensation hereunder, Distributor shall receive, with respect to each Product Distributor makes a sale (a “Distributor Sale”), with respect to each Product Sales Representative makes a sale (a “Sales Representative Sale”) and with respect to each Product Mirenco sells directly to a customer in the Territory (a “Mirenco Sale”), a sales commission, with the rate of the commission to be determined in accordance with the commission schedule for Distributor Sales, Sales Representative Sales and Mirenco Sales, respectively, set forth in Schedule C attached hereto from time to time.

Mirenco shall have the right to determine, in its sole discretion, whether a sale constitutes a Distributor Sale, Sales Representative Sale or Mirenco Sale.  In the event Mirenco adds new Products, Mirenco shall provide Distributor with an amended Schedule C reflecting the commission rates applicable to such new Products.  Mirenco also reserves the right to amend the commission rates and other terms set forth on the then current Schedule C at any time, in Mirenco’s sole discretion, but any such amended Schedule C shall not be effective until sixty (60) days after Mirenco provides Distributor with a copy of the amended Schedule C.

The commission payable to Distributor on each sale shall be payable on or before the fifteenth (15th) day of the

EXHIBIT 10.32

second succeeding month following the date of the sale, but in no event prior to receipt of full payment by Mirenco for the Products in question.  Distributor will receive no commission on any sale made in violation of any of the terms of this Agreement.  Distributor agrees that Mirenco shall have the right to setoff against any amounts owed to it by Distributor pursuant to this Agreement including, without limitation, the amount of any commissions previously paid to Distributor with respect to Products which are subsequently returned or rejected by the customer in question, for whatever reason.

11.

Price, Terms of Sale.  Mirenco will sell Products to Distributor and Distributor will purchase Products from Mirenco at prices as set forth in Schedule A attached hereto from time to time.  Mirenco shall provide Distributor with ninety (90) days written notice prior to changing Product pricing.  Product pricing shall include costs of packaging and crating Product for export in accordance with Mirenco’s ordinary course of business, but any special handling or packaging (including any necessary to meet any requirements imposed by any authority of the Territory) shall be at Distributor’s expense.  The aggregate purchase price with respect to each Accepted Purchase Order shall be due and payable in U.S. dollars by Distributor, in full, within thirty (30) days of the date of Mirenco’s invoice to Distributor therefore; provided, however, that Mirenco reserves the right to place all sales to Distributor on a C.O.D. basis. In addition, Distributor shall be entitled to a discount of two (2) percent for all invoices paid within 10 days of the invoice date. Mirenco shall invoice Distributor concurrently with the Products being made available to Distributor’s Carrier pursuant to Paragraph 9 of this Agreement.  Distributor shall pay a late charge on any delinquent amount (over 30 days) compounded and computed daily at the lesser of (i) 1.5% per month, or (ii) the highest rate permitted by applicable law.  Title to the Products shall be deemed to transfer from Mirenco to Distributor, and all risks of loss associated with ownership of the Products shall transfer to Distributor, when Mirenco places the Products in the possession of Distributor’s Carrier.  Distributor shall hold Mirenco harmless for any loss of Products at such time.

12.

Sales Efforts by Distributor.  Distributor will maintain an adequate inventory of the Products and will diligently develop and promote the sales of the Products covered by this Agreement to the satisfaction of Mirenco.  Distributor agrees to provide installation services for end-purchasers of Products.  Distributor shall have the authority to sell the Products at any price which Distributor believes will be accepted by the market for the Products without regard to Mirenco's suggested retail price.  Distributor will provide an adequate sales staff and customer relations organization trained to instruct customers in the use of the Products and can demonstrate same.

13.

Additional Duties of Distributor.  Distributor agrees to devote its best efforts and such time as is necessary or appropriate to diligently market and promote the sale of the Products in the Territory.  Without limiting the generality of the foregoing, and in addition thereto, Distributor agrees that it will:

(a)

Regularly and frequently bring the Products to the attention of all individuals or entities of any nature in the Territory who may reasonably be determined to be prospective purchasers of any or all of the Products.

(b)

Contact, on a periodic basis, all existing individuals or entities who are purchasing any Products in the Territory to promote the continued and further purchases of the Products and to assure that all such existing customers are satisfied with the Products and the service being provided to them.

(c)

Maintain complete, accurate and up-to-date records of its efforts under this Agreement, including, without limitation:  (i) records setting forth the names and addresses of all individuals and entities contacted by Distributor regarding any Products; (ii) a general record of all discussions with such individuals and entities; and (iii) copies of all correspondence to and from such persons and entities.  All sales shall be reported to Mirenco including serial numbers of products sold, date sold and  customer name for warranty purposes.

(d)

Make every effort to handle to the satisfaction of any potential or existing customer, and on a same-day basis, any orders or any questions or problems relating to the Products or other services being or to be provided to the customer, and advise all potential or existing customers to feel free to contact Mirenco regarding such questions or problems and in all events to promptly notify an appropriate representative of Mirenco of any such questions or problems when necessary or appropriate.

EXHIBIT 10.32

(e)

Comply at all times with all applicable laws, rules, regulations, ordinances and orders, and to in all events perform all of its duties and obligations hereunder in a good, professional and businesslike manner.

(f)

Obtain and continuously maintain in effect any and all governmental or other approvals, authorizations, registrations, licenses or permits which are necessary or appropriate for Distributor to fully and timely perform all of its obligations hereunder.

(g)

Immediately advise Mirenco in writing of any matters with respect to any Product which come to the attention of Distributor and which may raise an issue of compliance of the Products with applicable local, provincial, state, federal or other governmental law, rule or regulation in the Territory, and how such matters can most efficiently be resolved, including, without limitation, with respect to the packaging or labeling thereof; provided, however, that Mirenco shall be responsible for all costs and expenses necessary to resolve such matters in the event Mirenco determines, in its sole discretion, to resolve such matters.

(h)

Not engage in any unethical, illegal, deceptive, fraudulent or misleading activities in connection with the performance of any services hereunder, including, without limitation, providing any deceptive, fraudulent, misleading, false or incorrect information to Mirenco, any potential or existing customer, or any third party dealing with Mirenco or any customer, and whether about the Products or otherwise.

(i)

Engage, at the sole expense of Distributor, a sufficient number of personnel to properly canvas the Territory and to assist in the performance of all other services required of Distributor hereunder.  All such personnel shall be employees, agents or independent contractors of Distributor and not of Mirenco, and shall be bound by all of the terms and conditions of this Agreement.

(j)

Recognize, both during and after the term of this Agreement, and without limiting Paragraphs 19 and 22 below, the exclusive right and ownership of Mirenco in and to the Patents, the Mark, all names, trade names, trade or service marks, patents, copyrights and all other intellectual properties used or licensed by the Mirenco in connection with the Products and Mirenco's business, and to market and sell the Products only under the Mark or other trade or service marks and trade names regularly applied to them by Mirenco and otherwise in accordance with Paragraph 19 below.

(k)

Not do any act or say anything, or omit to do or say any act or thing, during the term of this Agreement or at any time thereafter, which may impair, damage, or destroy the goodwill or reputation of the Products or Mirenco, or that is detrimental to Mirenco or its business.

(l)

Make no promises, representations or commitments which are not within the authority granted to Distributor hereunder, including, without limitation, accepting the return of or making any allowance with respect to any Products without the prior written approval of Mirenco, and make no warranties or promises to customers with respect to the condition, quality, composition, capabilities or otherwise of any Products which are not specifically made or given in writing by Mirenco (if any) to customers.

(m)

Provide all customers with only those written promotional and sales materials, including, without limitation, price sheets and order forms, which have been either provided by Mirenco or otherwise previously approved by Mirenco pursuant to subparagraph (o) immediately below.

(n)

Promptly submit to an appropriate representative of Mirenco all correspondence or other documents regarding the Products which a person or entity may provide directly to Distributor.

(o)

Submit all proposed advertising materials relating to the Products to Mirenco for Mirenco's approval, prior to dissemination of any of the same, and to utilize only such advertising materials as are expressly approved by Mirenco, in its sole discretion, in writing.

(p)

Promptly submit all financial information (including, without limitation, financial statements) as may be reasonably requested from time to time by Mirenco for purposes of Mirenco determining that Distributor has the financial and competitive capabilities necessary to fully and timely perform all of Distributor's duties and obligations hereunder.  All financial information submitted by Distributor shall be true and accurate in all material respects.

EXHIBIT 10.32

14.

Duties of Mirenco.  Mirenco agrees to:

(a)

Provide sales and technical assistance to Distributor similar to that provided by Mirenco to its other independent distributors, if any.

(b)

Furnish Distributor with a reasonable amount of such promotional and sales materials (in the English or Spanish language, as determined by Mirenco from time to time) as Mirenco, in its sole discretion, generally prepares in regard to export sales of the Products.

(c)

Identify Distributor in such of Mirenco's promotional materials as Mirenco may, in its sole discretion, deem appropriate.

15.

Direct Sale Right.  Notwithstanding any term or condition herein which may appear to be to the contrary, Distributor acknowledges and agrees that Mirenco expressly reserves the right (but does not have the obligation) at any time and from time to time to communicate directly with any potential or existing customer or customers of Mirenco, which are not customers of Distributor, in the Territory; to directly market, promote and sell the Products in the Territory; and to otherwise act in all matters in the Territory with or independently of the Distributor  provided that Distributor will be entitled to compensation as defined in paragraph 10 of this agreement.

16.

Expenses.  Distributor agrees that it shall pay and be solely responsible for all costs and expenses of any nature whatsoever which are incurred by Distributor in rendering services pursuant to this Agreement, and that Mirenco shall not be responsible for any such costs and expenses.  Distributor further agrees that it shall pay and be solely responsible for Distributor’s cost of qualifying the Products within the Territory and for obtaining all necessary Territory governmental approvals of this Agreement and the Products, if any, and for maintaining all of the same during the term of this Agreement.  Distributor shall provide evidence of the same to Mirenco upon request of Mirenco from time to time.  All such registrations shall be in the name of Mirenco, unless otherwise affirmatively required by the applicable governmental authority in the Territory, but any such registration in the name of Distributor shall not operate to grant any rights to Distributor in the Products or otherwise, and any such registration in Distributor's name shall be terminated, cancelled or revoked by Distributor, at its cost and expense, immediately following the expiration or termination of this Agreement (for whatever reason).

17.

Term and Termination.  (a)

The term of this Agreement shall be for a period of one (1) year from the date hereof, and shall be automatically renewed thereafter for successive one (1) year periods, unless either party provides written notice to the other of its intention not to renew this Agreement, for whatever reason, with or without cause, at least thirty (30) days prior to the termination date of the one (1) year term then in effect, or this Agreement is earlier terminated pursuant to any other provision of this Agreement.

(b)

This Agreement may be terminated by either Mirenco or Distributor, with or without cause, for any reason or no reason, effective thirty (30) days following the giving of written notice thereof to the other, provided however that Mirenco agrees to buy back any unsold products that Distributor holds in inventory at Distributor’s original price paid to Mirenco.

(c)

This Agreement may be terminated by either party in the event of any breach or nonfulfillment of or default under any term or condition of this Agreement by the other party, which breach, nonfulfillment or default is not fully cured by the applicable party (if capable of cure) within thirty (30) days following the giving of written notice thereof by the other party; provided, however, that this Agreement shall terminate immediately and without opportunity for cure by Distributor (i) upon receipt by Distributor of notice of termination from Mirenco in the event of a breach or nonfulfillment of or default by Distributor under Paragraphs 13(e), 13(f), 13(g), 13(h), 13(i) or 19 hereof; or (ii) upon the dissolution or liquidation of, termination of existence of, insolvency of, business failure of, appointment of receiver of any part of the property of, assignment for the benefit of creditors by, or the commencement of any proceeding (whether voluntary or involuntary) under any bankruptcy, insolvency, debtor-creditor, receivership or similar or related law by or against, Distributor.

EXHIBIT 10.32

18.  Transactions After Termination.  In addition to any other provisions hereof addressing the rights or obligations of the parties upon the termination of this Agreement, the parties agree that upon the termination of this Agreement, for whatever reason:

(a)

Distributor shall return all written promotional, advertising and sales materials provided to Distributor by Mirenco hereunder.

(b)

Notwithstanding anything herein or otherwise which may appear to be to the contrary, the termination of this Agreement shall not affect any liability or obligation of the parties hereunder which shall accrue prior to such termination, including, but not limited to, any liability for loss or damage or on account of breach, nor shall the termination of this Agreement (by either party and for whatever reason) affect the terms or provisions hereof which contemplate performance by or continuing obligations of a party beyond the termination hereof,

(c)       Distributor reserves the right to complete all sales in effect on the date of termination within ninety (90) days of the termination.

19.

Mirenco Trademarks.  Distributor is hereby granted a limited, nonassignable and nontransferable right to use Mirenco's trade or service marks, including the Mark, in distributing, advertising and promoting the sale of the Products, but only in strict accordance with Mirenco's policies regarding the use of its trade or service marks and trade names.  The rights conferred herein shall cease and terminate immediately upon notice to cease such use provided by Mirenco or, without notice, upon the termination of this Agreement, and Distributor agrees to take, at its sole cost and expense, all such steps as are necessary or appropriate to cease all use of Mirenco's trade or service marks and trade names in such event.  Notwithstanding anything herein or otherwise which may appear to be to the contrary, the Mark and any of Mirenco’s other trade or service marks and trade names shall at all times be and remain the sole and exclusive property of Mirenco and Mirenco and reserves all rights in and to the same.  Distributor agrees to use its best efforts to notify Mirenco of any and all infringements of the Mark or any of Mirenco's other trade or service marks or trade names pertaining to the Products which may come to Distributor's attention during the term hereof and to assist Mirenco in taking such action against said infringement as Mirenco, in its sole discretion, may decide.

20.

Grant of Security Interest by Distributor.  Distributor hereby grants to Mirenco a security interest in and to all of the Products which are at any time sold by Mirenco to Distributor, as well as the proceeds thereof to the extent of amounts owed by Distributor to Mirenco.  The security interest does not include any other assets of Distributor.  The security interest secures payment of all amounts payable by Distributor to Mirenco under this Agreement and the performance of all other duties and obligations of Distributor under this Agreement, whether now existing or hereafter arising.  Distributor will be in breach of and default under the security interest granted by this Paragraph upon the failure to make any payment, when due and payable, of any amounts payable under this Agreement, or upon the breach or nonfulfillment of or default under any other term or condition of this Agreement.  After the occurrence of any breach or default, Mirenco may exercise at any time and from time to time any and all rights and remedies available to a secured party under applicable law, including, without limitation, the right to sell, lease or otherwise dispose of all of the goods and property subject to the security interest granted by this Paragraph and the right to take possession of such goods and property.  For that purpose, Mirenco may enter upon any premises on which any of such goods or property or any part thereof may be situated and remove the same, all at the expense of Distributor.  Distributor upon demand shall pay to Mirenco the amount of all expenses, including reasonable attorneys' fees, incurred by Mirenco in seeking to collect any sums secured hereby or to enforce any other rights or remedies in or under this Agreement or the security interest granted by this Section, and all such amounts shall be secured hereby.  The proceeds of any disposition of any of the goods or property subject to the security interest granted by this Paragraph may be applied by Mirenco first to the payment of all such expenses, and any balance of such proceeds shall then be applied against the other amounts secured hereby in such order of application as Mirenco may elect.  Distributor authorizes Mirenco to file financing statements and amendments and continuation statements to financing statements to the full extent permitted by law and as Mirenco otherwise deems necessary or appropriate from time to time.

EXHIBIT 10.32

21.

Proprietary and Confidential Information.  (a)

Distributor acknowledges and agrees that it is necessary for Mirenco to prevent the unauthorized use and disclosure of Proprietary and Confidential Information, as hereinafter defined, regarding Mirenco and the Products.  Accordingly, Distributor covenants and agrees that it will not, during the term of this Agreement or at any time following the termination of this Agreement, for whatever reason (whether this Agreement is terminated by Mirenco, by Distributor or by mutual consent), directly or indirectly, engage in or refrain from taking any action which may in any way lead to the disclosure of any Proprietary and Confidential Information regarding Mirenco or the Products to any third party, nor use any Proprietary and Confidential Information for its own benefit.

(b)

For purpose of this Agreement, the term “Proprietary and Confidential Information” shall be deemed to include all confidential and proprietary information relating to the Products, or Mirenco, including, but not limited to, (i) corporate and business information, including contractual arrangements (including the terms of this Agreement), plans, strategies, tactics, policies and resolutions; (ii) any negotiations; (iii) marketing information, including price and discount lists, sales or product plans, strategies or methods; (iv) customers, customer lists, prospects or market research data, including any lists or data developed or prepared by Mirenco or Distributor in performing hereunder; (v) financial information or projections, including cost and performance data, data arrangement, equity structure, investors, and holdings; (vi) operational information, including trade secrets, control and inspection practices, suppliers and vendors, all information related to the Products, inventions, technical and non-technical data, techniques, methods of manufacture, machines, equipment, apparatus, molds, tools, dies, drawings, blueprints, experimental or developmental work, photographs, slides, motion pictures, video tapes, compositions, formulas, formulations, processes, and know how; (vii) the Patents, the Mark and all copyrights, trademarks, service marks, trade secrets or other intellectual properties owned, utilized or licensed by Mirenco; (viii) personnel information, including personnel lists, resumes, personal data, organizational structure and performance evaluations; (ix) information provided to or obtained in any way by Mirenco under restrictions as to use, reproduction or further disclosure; and (x) information provided to or obtained in any way by Mirenco regarding another person, corporation or other form of entity which owns in whole or in part Mirenco or which is owned or controlled by Mirenco or under common control with Mirenco (collectively, the "Affiliates"), and which information is proprietary and confidential to the Affiliates which information is hereby deemed to include, without limitation, all of the types of information described in this subparagraph (b).

(c)

Distributor agrees that any use or disclosing by it of any Proprietary and Confidential Information which is both within the limited authority expressly granted to Distributor by this Agreement and is otherwise necessary, proper and lawful shall also in all events be limited only to its responsible personnel with a bona fide need to know and, in such event, to each such person limited to that portion of the Proprietary Confidential Information that each such person needs to know.  Each such person shall be bound by the terms of this paragraph as well as the terms of any separate nondisclosure agreement between the person in question and Distributor or Mirenco.  Distributor shall in all events, however, be and remain responsible and liable for assuring compliance by Distributor's personnel with the terms and conditions of this paragraph and other terms and conditions of this Agreement.

Distributor further agrees that any information it develops, prepares or compiles in performing its services hereunder which is Proprietary and Confidential Information as defined above, and all other Proprietary and Confidential Information shall be or is, as the case may be, and shall at all times be and remain the sole and exclusive property of Mirenco and that all physical reproductions of any nature pertaining to any Proprietary and Confidential Information, including, but not limited to, electronic media, memoranda, notebooks, notes, data sheets and records, and any and all copies of the same, shall be surrendered to Mirenco immediately upon the termination of this Agreement (whether this Agreement expires by its terms or is terminated by Mirenco, by Distributor or by mutual consent, and for whatever reason).

22.

Notification of Unauthorized Disclosure.  Distributor agrees to immediately notify Mirenco of any information which comes to Distributor's attention which does or might indicate that there has been any improper use or disclosure or any other loss of confidentiality of any Proprietary and Confidential Information, and upon discovery of such information or of any unauthorized use or communication of any Proprietary and Confidential Information, Distributor shall take such steps as are necessary or appropriate to prevent any further use or communication of the information and shall otherwise fully cooperate with Mirenco in this regard.

25.

Limited Warranty; Disclaimer of all Other Warranties; Private Statute of Limitations.   Mirenco represents and warrants to Distributor that Products delivered to Distributor or its customers shall be free from defect for a period not to exceed one (1) year from the date of the installation of such Products on Distributor’s customers equipment (the “Warranty Period”). The foregoing warranty will be automatically null and void if the defect has resulted in any way from Distributor’s

EXHIBIT 10.32

negligence, from accident, abuse, misapplication, or if the Product has been altered in any manner without the express prior written consent of Mirenco.

If any Products fail to conform to the above warranty during the Warranty Period and Distributor provides Mirenco, before the close of the Warranty Period, with (i) written notice of the failure, and (ii) satisfactory written evidence and other proof of such failure, Mirenco will, at Mirenco’s sole option, replace the Products, at Mirenco’s cost, with like Products, or direct Distributor to repair the defective Products and reimburse Distributor for such repair work at the rate of Seventy Dollars, American (U.S. $ 70 ) per hour.  MIRENCO’S ENTIRE LIABILITY AND DISTRIBUTOR’S SOLE AND EXCLUSIVE REMEDY WITH RESPECT TO ANY BREACH OF THE FOREGOING WARRANTY BY MIRENCO SHALL BE REPLACEMENT OF THE PRODUCTS OR REIMBURSEMENT FOR REPAIR WORK AS PROVIDED IN THE PRECEDING SENTENCE.  ANY REPLACEMENT PRODUCTS WILL BE WARRANTED AS PROVIDED ABOVE ONLY FOR ONE YEAR FROM THE DATE THE REPLACEMENT PRODUCTS IN QUESTION ARE INSTALLED ON DISTRIBUTOR’S CUSTOMERS EQUIPMENT.

EXCEPT FOR THE LIMITED WARRANTY EXPRESSLY GIVEN ABOVE, MIRENCO MAKES NO EXPRESS WARRANTIES, AND HEREBY EXCLUDES AND DISCLAIMS IN ENTIRETY ALL IMPLIED WARRANTIES, INCLUDING, WITHOUT LIMITATION, THE IMPLIED WARRANTIES OF MERCHANTABILITY AND FITNESS FOR A PARTICULAR PURPOSE, WITH RESPECT TO ANY PRODUCTS PROVIDED BY MIRENCO.  IN NO EVENT SHALL MIRENCO BE LIABLE FOR ANY LOST PROFITS, EXEMPLARY, SPECIAL, INCIDENTAL OR CONSEQUENTIAL DAMAGES WHATSOEVER ARISING OUT OF THIS AGREEMENT (EVEN IF MIRENCO HAS BEEN ADVISED OF THE POSSIBILITY OF SUCH DAMAGES), OR ARISING OUT OF THE USE OF OR INABILITY TO USE THE PRODUCTS OR ANY OTHER GOODS OR PRODUCTS FOR ANY REASON AND FOR ANY PURPOSE WHATSOEVER.  ANY ACTION BY DISTRIBUTOR FOR BREACH OF ANY TERM OF THIS AGREEMENT MUST BE COMMENCED BY DISTRIBUTOR WITHIN ONE (1) YEAR AFTER THE DATE THE CAUSE OF ACTION ACCRUES.

26.

Indemnification.  Distributor agrees to defend, indemnify and hold Mirenco harmless from and against any claim, demand, proceeding, loss, liability, damage, cost or expense (including, but not limited to, attorneys’ fees, legal expense and court costs) arising in connection with or resulting from any breach of warranty, misrepresentation or non-fulfillment of any agreement on the part of Distributor under this Agreement or which are incurred by Mirenco in enforcing its rights under this Agreement.  Distributor shall be responsible and liable for assuring the full, timely and complete compliance with all of the terms and conditions of this Agreement by all of Distributor’s employees and agents.

During the term of this Agreement, and for three (3) years thereafter, Distributor must maintain in full force and effect a policy or policies of product liability insurance on an as occurrence basis in amounts no less than U.S. One Million Dollars (U.S. $1,000,000).  All such policies of insurance shall be issued by an insurance company or companies with a financial rating of not less than AAA as rated by the most current available “Bests Insurance Reports.”  Executed copes of such policies of insurance, or certificates issued by such insurance company or companies certifying to such insurance coverage, shall be delivered to Mirenco within ten (10) days after the execution of this Agreement, and thereafter within thirty (30) days prior to the expiration of the term of each such policy.  All such policies of product liability insurance shall contain an endorsement that such policy may not be cancelled or amended except upon thirty (30) days prior written notice from the insurance company to Distributor and Mirenco and that the insurer shall give both Distributor and Mirenco notice of intention not to renew such policy at least thirty (30) days before the expiration of the policy.

27.

Nature of Relationship; Authority of Parties.  The relationship between the parties shall be that of buyer and seller.  Nothing contained in this Agreement, and no action taken by Mirenco or Distributor pursuant hereto, shall be deemed to constitute Mirenco and Distributor a partnership, an association, joint venture or other entity, nor shall this Agreement be construed to constitute Distributor as an employee or agent of Mirenco or cause Mirenco to be responsible in any way for the debts or obligations of Distributor, nor shall either Mirenco or Distributor have the authority to bind the other in any respect whatsoever, it being understood and agreed by the parties hereto that Distributor shall be acting as an independent contractor not as an agent, representative, partner, or employee of Mirenco for any purpose whatsoever.  Distributor shall be solely responsible for discharging all obligations arising in connection with the operation of Distributor’s business, including, without limitation,

EXHIBIT 10.32

compliance with all laws, rules and regulations relating to importing and exporting, income tax, sales tax, social security, unemployment compensation and worker’s compensation.  Distributor acknowledges that it has not relied upon any statements or other information made or supplied by Mirenco as to the potential profitability or success of Distributor's efforts or the relationship of the parties under this Agreement, and that Distributor is executing this Agreement based solely upon its own investigation, due diligence, knowledge and judgment.

28.

Dispute Resolution.  In the event that any dispute arises with respect to any matter relating to this Agreement, including the applicability of this arbitration clause to any such dispute, such dispute shall be resolved by a single arbitrator appointed by the mutual agreement of the parties, or in the event such mutual agreement cannot be reached, by the American Arbitration Association.  Either party may invoke this provision by written notice to the other party, and, upon receipt of such notice, both parties agree to proceed diligently to complete such arbitration and to be bound by the decision of the arbitrators.  Any such arbitration shall be conducted in accordance with the Uniform Arbitration Act; and the rules of the American Arbitration Association shall govern.  The venue for such arbitration proceeding shall be Des Moines, Iowa and any determination resulting from such arbitration shall be enforceable by judicial action in the jurisdiction identified in Paragraph 37.

29.

No Waiver; Modifications in Writing.  No failure or delay on the part of any party in exercising any right, power or remedy hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any such right, power or remedy preclude any other or further exercise thereof or the exercise of any other right, power or remedy.  Except as may be otherwise expressly provided herein, the remedies provided herein are cumulative and are not exclusive of any remedies that may be available to any party at law or in equity or otherwise.  No amendment, modification, supplement, termination or waiver of or to any provision of this Agreement, nor consent to any departure therefrom, shall be effective unless the same shall be in writing and signed by each of the parties hereto.  Any amendment, modification or supplement of or to any provision of this Agreement, any waiver of any provision of this Agreement, and any consent to any departure from the terms of any provision of this Agreement, shall be effective only in the specific instance and for the specific purpose for which made or given.

30.

Notice.  Any notice required or permitted to be given hereunder shall be in writing and shall be deemed given when personally delivered or deposited in the mail, postage prepaid, sent certified or registered, or transmitted via electronic means and addressed as follows:

a.

If to Mirenco to:

Mirenco, Inc.

Attn:Richard A. Musal

Post Office Box 343

206 May Street

Radcliffe, Iowa 50230

Facsimile No.:  515-899-2147

b.

If to Distributor to:

Stepp Equipment Company

Attn:Ken Kozelka

5400 Stepp Drive

Summit , Illinois 60501

Facsimile No.: 708-458-1031

or to such other address or person as may hereafter be designated in writing by the applicable party in the manner provided in this paragraph for the giving of notices.

31.

Severability.  In the event that any portion of this Agreement shall, for any reason, be held to be held invalid, illegal or unenforceable in whole or in part, the remaining portion shall not be affected thereby and shall continue to be valid and enforceable and if, for any reason, a court finds that any provision of this Agreement is invalid, illegal or unenforceable as written, but that by limiting such provision it would become valid, legal and enforceable, then such provision shall be deemed to be written, construed and enforced as so limited.

EXHIBIT 10.32

32.

Successors and Assigns.  This Agreement shall be binding upon and shall inure to the benefit of the parties hereto and their respective heirs, legal representatives, successors and permitted assigns.  Nothing in this Agreement, express or implied, is intended to confer upon any party other than the parties hereto any rights, remedies, liabilities or obligations under or by reason of this Agreement.

33.

Authority.  Each person signing below represents that such person has been and is authorized and empowered to execute and deliver this Agreement on behalf of the party on whose behalf the person is executing this Agreement.

34.

Entire Agreement.  This Agreement and all exhibits and schedules hereto constitute the entire agreement between the parties hereto pertaining to the subject matters hereof, and supersede all negotiations, preliminary agreements and all prior or contemporaneous discussions and understandings of the parties hereto in connection with the subject matters hereof.  All exhibits and schedules are incorporated into this Agreement as if set forth in their entirety and constitute a part hereof.

35.

Force Majeure.  If the performance of any part of this Agreement by either parties is prevented, hindered, delayed or otherwise made impracticable by reason of any flood, riot, fire, judicial or government action, labor disputes, civil unrest, or any other cause beyond the control of either Mirenco or Distributor, the parties obligated to perform shall be excused from such extent that it is prevented, hindered or delayed by such causes.

36.

Governing Law; Consent to Jurisdiction; Waiver of Jury Trial.  This Agreement shall be governed by and construed in accordance with the laws of the State of Iowa in the United States of America and, to the extent applicable, the laws of the United States of America, but without regard to provisions thereof relating to conflicts of law.  Each of the parties irrevocably waives any objection, including, without limitation, any objection to the laying of venue or based on the grounds of forum non conveniens, which it may now or hereafter have to the bringing of such action or proceedings in such respective jurisdictions.  Each of the parties irrevocably consents to the service of any and all process in any such action or proceeding by the delivery of copies of such process to each party, at its address specified for notices to be given hereunder, or by certified mail direct to such address.  Each of the parties waives any right to a jury trial with respect to any claim, counterclaim or any other demand or matter whatsoever arising out of this Agreement.

37.

Miscellaneous.  This Agreement may be assigned, in whole or in part, by Mirenco with the prior written consent of Distributor which will not be unreasonably withheld.  This Agreement may not be assigned, voluntarily or involuntarily or by operation of law or otherwise, by Distributor (including, without limitation, to a parent, subsidiary or affiliate or by merger or other corporate restructuring) without the express prior written consent of Mirenco, which consent may be withheld in Mirenco's sole discretion.  In the event of assignment by Distributor, all of the terms, covenants and conditions of this Agreement shall remain in full force and effect, and Distributor shall remain liable and responsible for the due performance of all of the terms, covenants and conditions of this Agreement which it is obligated to observe and perform.

The titles or captions of sections and paragraphs in this Agreement are provided for convenience of reference only and shall not be considered a part hereof for purposes of interpreting or applying this Agreement, and such titles or captions do not define, limit, extend, explain or describe the scope or extent of this Agreement or any of its terms or conditions.

This Agreement shall not be construed more strongly against any party, regardless of who was more responsible for its preparation.

This Agreement may be executed in any number of counterparts, each of which shall be deemed an original but all of which together shall constitute one and the same instrument, and in making proof hereof, it shall not be necessary to produce or account for more than one such counterpart.

Words and phrases herein shall be construed as in the singular or plural number and as masculine, feminine or neuter gender, according to the context.

EXHIBIT 10.32

IN WITNESS WHEREOF, the parties have executed this Agreement as of the 25th day of May, 2005.

MIRENCO, INC.

DISTRIBUTOR, INC.

By: ______________________________

By: ________________________________

Its ______________________

Its ______________________

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

Date:   August 15, 2005

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

Date:  August 15, 2005

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

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Dwayne Fosseen, Chief Executive Officer of Mirenco, Inc. (the “Company”), pursuant to 18 U.S.C. section 1350, certify that, to my knowledge:

(1)

The Company’s Quarterly Report on Form 10-QSB for the period ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Dwayne Fosseen

Dwayne Fosseen

Chief Executive Officer and President

August 15, 2005

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Richard A. Musal, Chief Financial Officer of Mirenco, Inc. (the “Company”), pursuant to 18 U.S.C. section 1350, certify that, to my knowledge:

(1)

The Company’s Quarterly Report on Form 10-QSB for the period ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Richard A. Musal

Richard A. Musal

Chief Financial Officer

August 15, 2005

Endnotes