Form 10QSB
period 2005-09-30
MIRENCO INC
filed 2005-11-21
CIK 1041609

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 17,949,154  shares of no par value common stock as of October 31, 2005.

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

[The Balance of  This Page Left Intentionally Blank]

PART I – Financial Information

Item 1.       Financial Statements

MIRENCO, Inc.

BALANCE SHEET

September 30, 2005

(unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 1,810
Accounts receivable	133,850
Inventories	129,378
Other	15,109
Total current assets	280,147
PROPERTY AND EQUIPMENT, net	546,264
PATENTS AND TRADEMARKS, net	9,838
$ 836,249

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of note payable	$ 7,999
Current portion of capital lease	2,744
Accounts payable	149,034
Customer deposits	14,253
Accrued expenses	23,302
Due to officers	150,017
Other current liabilities	30,101
Note payable to related parties	4,762
Total current liabilities	382,212
LONG TERM LIABILITIES
Note payable, less current portion	136,558
Capital lease, less current portion	6,507
Notes payable to related parties, less current portion	69,369
Total long term liabilities	212,434

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 50,000,000 shares authorized	-
no shares issued or outstanding
Common stock, no par value: 100,000,000 shares authorized,
17,929,154 shares issued and outstanding	9,266,846
Additional paid-in capital	1,761,254
Deferred compensation	(2,620)
Accumulated (deficit)	(10,783,877)
241,603
$ 836,249

See the accompanying notes to the financial statements

MIRENCO, Inc.

STATEMENTS OF OPERATIONS

(unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2005	September 30, 2004

Sales	$ 561,918	$ 186,131

Cost of sales	205,259	163,688

Gross profit	356,659	22,443

Salaries and wages	666,414	555,357
Other general and administrative expenses	311,646	480,945

	978,060	1,036,302

Loss from operations	(621,401)	(1,013,859)

Other income (expense)
Interest income	2	846
Interest expense	(14,804)	(6,432)

	(14,802)	(5,586)

NET LOSS	$ (636,203)	$ (1,019,445)

Net loss per share available for common
shareholders - basic and diluted	$ (0.04)	$ (0.08)

Weighted-average shares outstanding -
basic and diluted	16,370,032	13,329,658

See the accompanying notes to the financial statements

MIRENCO, Inc.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months	Three Months
	Ended	Ended
	September 30, 2005	September 30, 2004

Sales	$ 240,163	$ 59,552

Cost of sales	71,109	39,582

Gross profit	169,054	19,970

Salaries and wages	212,602	192,840
Other general and administrative expenses	99,568	166,596

	312,170	359,437

(Loss) from operations	(143,116)	(339,467)

Other income (expense)
Interest income	-	1
Interest expense	(5,501)	(4,348)

	(5,501)	(4,347)

NET (LOSS)	$ 148,617	$ (343,814)

Net (loss) per share available for common
shareholders - basic and diluted	$ 0.01	$ (0.03)

Weighted-average shares outstanding -
basic and diluted	17,858,230	13,329,658

See the accompanying notes to the financial statements

MIRENCO, Inc.

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2005	September 30, 2004

Cash flows from operating activities	$ (528,791)	$ (849,685)

Cash flows from investing activities
Expenditures on patent applications	(6,408)	(1,279)
Net cash used in investing activities	(6,408)	(1,279)

Cash flows from financing activities
Proceeds from issuance of stock	514,461	265,000
Principal payments on long-term debt:
Banks and others	(8,354)	(9,494)
Related parties	(2,226)	(8,920)
Proceeds from long-term borrowing:
Banks and others	-	155,000
Related parties	-	80,000
Net cash provided by financing activities	503,881	481,586

Increase (decrease) in cash and cash equivalents	(31,317)	(369,378)

Cash and cash equivalents, beginning of period	33,127	420,402

Cash and cash equivalents, end of period	$ 1,810	$ 51,024

See the accompanying notes to the financial statements

MIRENCO, Inc.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

September  30, 2005 and 2004

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

NOTE C - REALIZATION OF ASSETS

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has incurred net losses aggregating $10,783,877 and may continue to incur net losses in the future.  If revenues do not increase substantially in the near future, additional sources of funds will be needed to maintain operations.  These matters give rise to substantial doubt about the Company’s ability to continue as a going concern.

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

Gross sales of $561,918, including $239,779 in product sales and  $322,139 in sales of services, were realized for the nine months ended September 30, 2005 and were $375,787 higher than gross sales for the same period one year ago.

[The Balance of  This Page Left Intentionally Blank]

MIRENCO, Inc.

NOTES TO FINANCIAL STATEMENTS – Continued

(unaudited)

September  30, 2005 and 2004

NOTE D - STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2005, the Company issued 3,855,072 shares of common stock for cash of $514,461 which shares were issued at a discount to the fair market value of the shares. Included in these shares were 270,000 shares issued to affiliates at a discount of $46,300 which has been charged to salaries during the period as non cash compensation.

During the nine months ended September 30, 2005, the Company issued  5,000 options to directors to purchase common stock  at $.28 per share , 4,000 options at $ ~~.~~ ..25 per share and 5,000 option at $.3125. The options are exercisable at those prices until January 31, 2014  .

During then nine months ended September 30, 2005, the Company issued 22,500 options to employees to purchase common stock at $.3125 per share.  The options are exercisable at those prices until January 31, 2014.

  The following summarizes the options outstanding at September 30, 2005:

			Weighted-
			average
			exercise
	Number of shares		price
	Outstanding	Exercisable	per share
Outstanding, December 31, 2004	1,022,710	1,022,710	2.37
Granted	36,500	36,500	0.30
Outstanding September 30, 2005	1,059,210	1,059,210	$ 2.30

SFAS 123 requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS 123. The fair value of the option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model. Had the company charged the fair value of the options issued to operations during the period ended September 30, 2005, there would not be a material difference in the net loss as reported.

An officer and director of the Company currently holds more than 50% of the Company’s outstanding shares and can therefore control substantially all matters related to the Company.

NOTE E – NOTES PAYABLE

Notes payable consisted of the following at September 30, 2005:

		Current	Long-term
	Total	Portion	Portion

Notes payable to investors, 9% interest payable
quarterly, principal due in March and April, 2007	$ 30,000	-	$ 30,000

Note payable to bank in monthly installments of
$1,435, including principal and variable interest,
currently 7.75%, guaranteed by stockholder,
guaranteed by Small Business Administration	114,557	7,999	106,558

Capital lease payable to leasing company in
monthly installments of $375.59, including principal
and interest of 20.625%, maturing in July, 2008	9,251	2,744	6,507

	$ 153,808	$ 10,743	$ 143,065

NOTE F – NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consisted of the following at September 30, 2005:

		Current	Long-term
	Total	Portion	Portion

Note payable to stockholder, 9% interest payable
quarterly, principal due in March, 2007	20,000	-	20,000

Note payable to related Company in monthly
installments of $689, including principal and
interest of 6.75% maturing May, 2009	54,130	4,762	49,368

	$ 74,130	$ 4,762	$ 69,368

NOTE G – MAJOR CUSTOMER

In the first nine months of 2005 one major customer accounted for 31% of total sales.

NOTE H – SUBSEQUENT EVENT

On October 5, 2005, 20,000 shares of stock were issued for cash of $3,000.

[The Balance of This Page Left Intentionally Blank]

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General and Background

We have incurred annual losses since inception while developing and introducing our original products and focusing management and other resources on capitalizing the Company to support future growth. Relatively high management, personnel, consulting and marketing expenditures were incurred in prior years in preparation for the commercialization of our products. We expect distribution and selling expenses to increase directly with sales increases, however, as a percentage of sales, these expenses should decline.  It is anticipated that general and administrative expenses should remain stable and decline significantly as a percentage of sales.

Liquidity and Capital Resources

Cash and equivalents and accounts receivable are currently the Company’s substantial source of  liquidity. The changes in Cash and Equivalents for the nine months ended September 30, 2005 and 2004 can be reviewed in the Statements of Cash Flows in PART I Item 1 above.  During the nine months ended September 30, 2005 and September 30, 2004, revenues of None and $16,000 were recognized from an arrangement with the Iowa Foundation for Educational Administration, Inc. for emissions testing services being conducted on the Iowa School Bus fleet.  Billed but uncollected amounts of these revenues were not recorded as revenue because of the nature of the arrangement with the Iowa Foundation for Educational Administration, Inc. This relationship was discontinued in 2004.

According to the terms of our purchase agreement with American Technologies to acquire the patents and trademarks, we will pay a 3% royalty of annual gross sales for a period of 20 years, which began November 1, 1999.

Results of Operations

Gross sales of $561,918, including $239,779 in product sales and $322,139 in sales of services, were realized for the nine months ended September 30, 2005 and were $375,787 higher than sales for the same period one year ago.  Cost of sales for the nine months ended September 30, 2005 was only $41,571 higher resulting in an increase of  $334,217  in gross profit margin. This increase was the result of higher realization of sales from the emissions testing program as well as an increase in product sales with a higher gross margin.. In the nine months ended September 30, 2005, $154,052 of employment costs were included in Cost of Sales compared to $130,191 in the corresponding period in the prior year.

A total of 21 individuals, 20 full time and one part-time, were employed with the Company at September 30, 2005 compared to a total of 19 at September 30, 2004.  The increase in personnel was primarily in the operational and technical staff to perform consultative services and installation of products.

 [The Balance of  This Page Left Intentionally Blank]

A comparative breakdown of “Other general and administrative expenses” per the Statements of Operations included in PART I Item 1 above is as follows:

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2005	September 30, 2004	Note

Royalty	16,722	5,082	1
Advertising	14,336	7,573	2
Depreciation and amortization	35,848	47,260	3
Insurance	53,040	62,779	4
Professional fees	40,841	198,544	5
Office expenses	37,851	55,168	6
Testing equipment and supplies	9,867	-	7
Research and development	-	4,242	8
Travel	62,536	57,739	9
Utilities	40,605	42,558	10

Total general and administrative expenses	311,646	480,945

1.

Royalty expense is proportional to sales and is based on sales of products, services and rights related to patents according to the contractual agreement.

2.

Advertising expense for the nine months ended September 30, 2005 increased $6,763 over the same period in the prior year because of increased marketing and sales activities.

3.

Depreciation and amortization expense decreased $11,412 from the corresponding period in the prior year because of computer and other equipment becoming fully depreciated in the prior period.

4.

Insurance expense for the nine months ended September 30, 2005 decreased $9,739 from the corresponding period in the prior year because of a thorough examination of current coverage and obtaining a more competitive bid.

5.

Professional fees expense decreased $157,703 because of the discontinuance of the services of several outside consultants employed in 2004.

6.

Office expense for the nine months ended September 30, 2005 decreased $17,317 from the corresponding period in the prior year because of the implementation of cost control measures.

7.

Testing equipment and supplies expenses increased $9,867 from the first nine months of the prior year as a result of acquiring additional testing equipment.

8.

Research and development expenses  were none for the nine months ended September 30, 2005 compared to $,242 for the same period in 2004 because of the Company’s emphasis of selling existing products as opposed to the development of new products.

9.

Travel expense for the first nine months of 2005 was greater than for the first nine months of 2004 because of increased emission testing and product sales in the mining sector.

10.

Utilities expense for the first nine months of 2005 was comparable to the expense for the first nine months of 2004.

Interest expense for the nine months ended September  30, 2005 and 2004 is a result of obtaining investor loans and bank loans  in 2005 and 2004.

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

The carrying value of long-lived assets is reviewed on a regular basis for the existence of facts and circumstances that suggest impairment. During the first nine months of 2005, no material impairment has been indicated. Should there be an impairment in the future, the Company will measure the amount of the impairment based on the amount that the carrying value of the impaired assets exceed the undiscounted cash flows expected to result from the use and eventual disposal of the impaired assets.

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

SFAS 123 requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS 123. The fair value of the option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model. Had the company charged the fair value of the options issued to operations during the period ended September 30, 2005, there would not be a material difference in the net loss as reported.

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

[The Balance of  This Page Left Intentionally Blank]

Item 3.

CONTROLS AND PROCEDURES

An evaluation of the Company’s disclosure controls and procedures and internal controls and procedures was performed on November 2, 2005.  Based on that review, management concludes that the Company’s disclosure controls and procedures adequately ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation date.  There have been no corrective actions with regard to significant deficiencies and material weaknesses since the evaluation date.

[The Balance of  This Page Left Intentionally Blank]

PART II. OTHER INFORMATION

Item 1.

Legal Proceedings

None

Item 2.

Changes in Securities

During the nine months ended September 30, 2005, common stock of 3,855,072 shares were issued. Changes in shares outstanding during the first six months are summarized as follows:

Shares Issued

Amount Received

Shares outstanding January 1, 2005

14,074,082

New shares issued for cash and non cash compensation

3,855,072

$560,761

Shares outstanding September 30, 2005

17,929,154

Item 3.

Defaults upon Senior Securities

None

Item 4.

Submission of Matters to a Vote of Security Holders

The 2005 Annual Meeting of Shareholders of Mirenco, Inc. was held at the Ames Auditorium on September 30, 2005 for the purpose of electing directors and ratifying the appointment of Stark, Winter , Schenkein & Co., LLP as the Company’s certified public accountants for the fiscal year ending December 31, 2005, All directors’ terms will expire on the date of the 2006 Annual Meeting, which has not yet been determined.  The results of the matters submitted to shareholders are as follows:

Item 5.

Other Information

	Number of Votes Cast
		Against or	Number of
Matter Voted Upon	For	Withheld	Abstentions

Election of Dwayne L. Fosseen as Director	9,408,979		-
Election of Don D. Williams as Director	9,408,679		300
Election of Merlin C. Hanson as Director	9,408,679		300
Election of Timothy L. Nuegent as Director	9,408,679		300
Election of Richard A. Musal as Director	9,408,979		-
Appointment of Stark, Winter, Schenkein & Co. LLP as the Company's
independent auditors for the fiscal year ending December 31, 2005	9,408,979		-

None

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

10.29

Employment Agreement with Richard A. Musal. (Incorporated by reference to the Company’s 10QSB filed November 19, 2004)

10.30                    2004 Common Stock Compensation Plan (Incorporated by reference to the Company’s 10KSB filed April 15, 2005)

10.31                  Company’s “Code of Ethics”. (Incorporated by reference to the Company’s 10QSB filed May 13, 2005)

10.32                  Distributor Agreement with Stepp Equipment Company (Incorporated by reference to the Company’s 10QSB filed August 15, 2005)

*10.33                 Cancellation of Distributor Agreement with Stepp Equipment Company dated October 31, 2005

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

10.28

Employment Agreement with Joseph A. Cassis III. (Incorporated by reference to the Company’s 10QSB filed November 19, 2004)

(b) Reports on Form 8-K

There were no reports filed on Form 8-K during the first nine months of the year ending December 31, 2005.

[The Balance of  This Page Left Intentionally Blank]

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mirenco, Inc.
(Registrant)

By: /s/ Richard A. Musal -------------------------------------- Richard A. Musal Chief Financial Officer

Date: November 18, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Dwayne Fosseen ------------------------------------- Dwayne Fosseen Chairman of the Board, Chief Executive Officer and Director

Date: November 18, 2005

By: /s/ Don Williams ----------------------------------- Don Williams Director

Date: November 18, 2005

By: /s/ Richard A. Musal -------------------------------------------- Richard A. Musal Director, Chief Operating Officer, and Secretary

EXHIBIT 10.33

October 31, 2005

Stepp Equipment Company

Attn: Ken Kozelka

5400 Stepp Drive

Summit, IL 60501

Transmitted via Electronic Email

Dear Ken:

Pursuant to paragraph 17 (b), Mirenco, Inc. elects to terminate the Distributor Agreement between Mirenco, Inc. and Stepp Equipment Company effective November 30, 2005.  By nature of this letter, the termination date satisfies the requirement of 30 days written notice.

Sincerely,

/s/ Richard A. Musal

Richard A. Musal

Chief Operating Officer

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

Date:   November 18, 2005

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

Date:  November 18, 2005

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

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Dwayne Fosseen, Chief Executive Officer of Mirenco, Inc. (the “Company”), pursuant to 18 U.S.C. section 1350, certify that, to my knowledge:

(1)

The Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Dwayne Fosseen

Dwayne Fosseen

Chief Executive Officer and President

November 18, 2005

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Richard A. Musal, Chief Financial Officer of Mirenco, Inc. (the “Company”), pursuant to 18 U.S.C. section 1350, certify that, to my knowledge:

(1)

The Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Richard A. Musal

Richard A. Musal

Chief Financial Officer

November 18, 2005