Form 10KSB
period 2005-12-31
MIRENCO INC
filed 2006-05-09
CIK 1041609

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Title of each class Name of each exchange on which registered ------------------- --------------------------------- Common Stock, no par value NONE

Securities registered under Section 12(g) of the Exchange Act:

NONE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  X  NO __

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this Form 10-KSB, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

The issuer's revenues for the most recent fiscal year were $720,122

The aggregate market value of the voting stock held by nonaffiliates, based on the closing sale price of the over-the-counter market on May 4, 2006 was 1,472,618. As of May 4, 2006, there were 20,305,554 shares of Common Stock, no par value, outstanding.

MIRENCO, INC.

FORM 10-KSB

Fiscal Year Ended December 31, 2005

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

    SIGNATURES

The Balance of This Page Left Intentionally Blank

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

The Balance of This Page Left Intentionally Blank

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

From July 30, 1999 to July 30, 2000, we raised $7,806,240 in the sale of 1,561,248 shares of common stock at $5.00 per share to Iowa-only residents in a self underwritten, intrastate direct public offering. We claimed the exemption from registration in this intrastate offering provided by Section 3(a)(11) of the Securities Act of 1933. We noted that the shares were part of an issue registered, offered and sold only to residents of Iowa; we are incorporated in Iowa; and we do business within Iowa. Nonetheless, certain of our "Iowa-Only Offering Shares" were resold by Iowa residents to non-Iowa residents before "coming to rest" under § 3(a)(11) and/or Rule 147's nine-month standard. As a result, we voluntarily elected to rescind the Iowa-Only Offering, which resulted in the refund of $261,700 for 52,340 shares returned and cancelled, incurring total interest expense of $14,990. The rescission offer was available only to the Iowa-Only Offering Stockholders. As of February 26, 2001, the termination date of the rescission offer, the Iowa-Only Offering net investment was $7,544,540, or 1,508,908 shares. On February 26, 2004, the statute of limitations on this rescission offering expired and $7,544,540 was reclassified to equity.

 (b) Business

Our primary products are derived from technology patented in the United States, Mexico and Canada. These products are DriverMax®, DriverMax- CX® DriverMax® Software, HydroFire®Injection, HydroFire®Fluid, HydroFire®Lubricant and EconoCruise®.

In addition to products, Mirenco, Inc. offers consultative services with its Combustion Management Program.

 (1) Products and services

DriverMax® and DriverMax-CX® are devices that improve engine exhaust emissions and fuel mileage while reduceing vehicle maintenance costs using precise programmable computer management of the vehicle's throttle position.  The device controls the fuel flow directly proportional to the engine’s combustion capability and desired rate of acceleration. This product is designed for diesel powered vehicles, with a high frequency of starting and stopping such as buses, over-the-road trucks, delivery vehicles and construction vehicles.

The DriverMax-CX® product is primarily the same as the DriverMax® except it operates  on electronically digitally controlled engines, thus opening up a completely new market relative to the extra heavy-duty diesel engine. We are working in conjunction with the United States Department of Energy to develop a prototype of this technology, perform appropriate testing and launch production of this product. The application for this technology is the same as the DriverMax®.  It has been particularly effective in the  reduction of black smoke (opacity) in off-road construction equipment as well as heavy-duty underground equipment used in mining, gravel, and sandpit operations.

The HydroFire® System is a sophisticated superset of the DriverMax® technology, providing all the benefits of the DriverMax® plus the additional benefit of cutting oxides of nitrogen (NOx) emissions under performance conditions where NOx is produced. Specifically, NOx is produced under heavy loads and high engine temperatures. When these conditions occur, HydroFire ®Injection injects a patented fluid, HydroFire®Fluid, into the engine to reduce the NOx production by approximately 50%. The HydroFire®Fluid is a patented water-alcohol-lubricant mixture for which we have patented the blending process. Specifically, water cuts the NOx production, alcohol serves as antifreeze for the water, and HydroFire®Lubricant serves to thwart the potentially solvent and/or corrosive characteristics of the alcohol in the engine and/or storage containers. HydroFire® Systems are designed primarily for heavy transport vehicles such as buses and over-the-road trucks.

EconoCruise®, currently in development, is a highly sophisticated throttle control system which provides advanced levels of "intelligence" to common cruise control technology. EconoCruise® utilizes Global Positioning System signals to "know" the topography of the road ahead, thereby allowing the vehicle to best manage throttle and emissions. We anticipate that this product will be marketable to the population of existing vehicles as an "add-on" and that the rights to the patented technology and proprietary design work will be marketable to automakers.

Mirenco, Inc. also offers its Combustion Management Program.

This program consists of an evaluation of the diesel engine based on test results and comparisons with other like engines.  Mirenco has developed an extensive database of evaluation results from prior testing of thousands of diesel engines.  The evaluation consists of performing the SAE-J1667 test using smoke meters and the results of emissions tests evaluating the level of the five gases emitted from the combustion process of a diesel engine.

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

Mirenco’s Combustion management program has been successfully applied to the underground mining industry to reduce diesel particulate matter.  This industry is under strict regulation from the Mining Safety and Health Administration (MSHA) to reduce particulate emissions for the safety of its workers.  During 2005, Mirenco’s technicians applied the combustion management program, DriverMax® and DriverMax-CX®products in approximately 20 mines throughout the United States.

 The applications have resulted in a dramatic reduction in the emissions of diesel particulate matter resulting in achieving or approaching MSHA’s requirements.

(2) Marketing methods

Mirenco’s marketing strategy  is primarily the direct sale by Mirenco’s sales force of our methodology, the Combustion Management Program and our technologies, DriverMax® and the DriverMax-CX®.  These products can demonstrate an economic benefit to our customers and potential customers, particularly those whose fleets have a high degree of stops and accelerations in their duty cycle.  The methodology promotes the use of the technology and the technology promotes the use of the methodology or each product or service can be marketed independently.

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

(4) Production suppliers

We currently outsource the production of DriverMax® according to our specifications to ICE Corporation, an FAA certified electronic manufacturing company located in Manhattan, Kansas. Generally all materials required to manufacture and assemble our product line are readily available shelf items. Orders are typically manufactured and delivered within, at most, a ten week time frame. Payment terms are standard for the industry. We are not required to order or accept delivery of any product based on a predetermined time schedule, and production unit costs decrease with increasing quantities.

At the present time, we intend to continue outsourcing production to companies that can meet our specifications for high quality and reliability. Management has contacted other companies capable of producing our products at the desired levels should the need arise.

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

7.  United States Patent Number 6,845,314 B2 issued January 18, 2005 – Method and apparatus for remote communication of vehicle combustion performance parameters.

As part of the purchase agreement for the patents listed in paragraphs 1-5, Mirenco, Inc. agreed to pay American Technologies a 3% royalty of annual gross sales for a period of twenty years, which began November 1, 1999.

 In addition to the above described patents, we have filed for and obtained the following Registered Trademarks:

1. HydroFire®Fluid 5. EconoCruise® 2. HydroFire®Injection 6. "SmartFoottm 3. HydroFire®Lubricant 7. "Satellite-to-Throttletm 4. DriverMax®

 (6) Government regulation

Currently, all conventional vehicles, as well as most alternate fuel vehicles and certain retrofit technologies legally sold in the United States, must be "verified" by the Environmental Protection Agency (EPA) to qualify for the "Low Emission Vehicle" ("LEV") classification necessary to meet federal fleet vehicle conversion requirements. Our products have not been verified by the EPA, however, our marketing efforts to federal fleets is non-existent.

In addition, The Mine Safety and Health Administration (MSHA) has been performing extensive air quality testing in underground mines. This activity has produced a new emphasis on the underground mining industry to consider new methods to improve the air quality for its employees.  We have made significant inroads in marketing both our methodology and technology in the underground mining markets.

We believe our products to be "retrofit devices" as defined under EPA regulations. We are, however, subject to the regulatory risk that the EPA may construe distribution of the products to be also governed by "fuel additive" regulations. These more stringent regulations sometimes require scientific testing for both acute and chronic toxicity, which is not required for approval of pollution control products deemed as "retrofit devices". Such additional compliance procedures could substantially delay the wide commercialization of HydroFire® products. We believe the EPA "fuel additive" regulations do not apply to our DriverMax® products, since our product does not involve the introduction of additives into the engine air intake system, as those terms are defined in EPA regulations and generally understood in the automotive engineering community.

We are not aware of any proposed regulatory changes that could have a material adverse effect on our operations and/or sales efforts. Further, we have not been required to pay any fines for, and are not aware of any issues of, noncompliance with environmental laws.

(8) Research and development

The Company expenses research and development costs as incurred, classifying them as operating expenses. Such costs include certain prototype products, test parts, consulting fees, and costs incurred with third parties to determine feasibility of products. Costs incurred for research and development were $60,898 and $8,772 for 2005 and 2004, respectively.

(9) Employees

As of December 31, 2005 and March 31, 2006,  we had 18 and 15 full-time employees, respectively. There have been no management-labor disputes, and we are not a party to any collective bargaining agreement.

ITEM 2. Properties

Mirenco, Inc. owns a 21,600 square foot office, warehouse and distribution facility located in Radcliffe, Iowa. The building is located on 1.2 acres of land.

In addition, Mirenco, Inc. rents an adjacent shop building from an officer and stockholder.

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

Fiscal Period 2005 2004
------------- ------ ------
High Low High Low
---- --- ---- ---
First Quarter .29 .17 .55 .35
Second Quarter .30 .15 .55 .35
Third Quarter .39 .20 .47 .20
Fourth Quarter .37 .20 .45 .16

During 2005, the Company issued non registered securities to accredited investors only as follows:

(2) Common stock 3,885,872 shares $519,080

 (b) Approximate Number of Equity Security Holders

Approximate Number of
Record Holders
Title of Class as of December 31, 2005
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

The Balance of This Page Left Intentionally Blank

 (d) Securities Authorized for Issuance Under Equity Compensation Plans

All of the above Stock Compensation Plans were approved by the Company’s shareholders.

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

1999 Common
Stock
Compensation
Plan 750,000 shares 450,000 shares 450,000 shares 300,000 shares

2001 Common
Stock
Compensation
Plan 250,000 shares 23,060 shares 18,560 shares 222,940 shares

2004 Common 1,000,000 shares 293,750 shares 290,750 shares 706,250 shares
Stock
Compensation
Plan

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

 From January 2003 until July 2003, the Company concentrated on verification by the EPA and the California Air Resources Board (CARB).  The verification efforts were considered important to receive federal monies for the DriverMax® technology and to receive certification from CARB as an emissions control device.

In July 2003, the Company shifted its emphasis since its primary markets are outside the Federal Government and its technology had already been certified by CARB as a fuel saving device.

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

Mirenco had established several relationships with sales representatives and distributorships which did not meet the criteria necessary to promote a successful relationship for either Mirenco or the outside sales entity.  These relationships were eliminated.  Mirenco has established, or is in the process of establishing new industry specific relationships.

Mirenco continues to develop its data base as a significant component to its Combustion Management Program.  With over 200,000 data points and a growing number of engines involved, the Program allows for a comparison of like engines to determine commonalities which are useful in recommended maintenance and technology application.

While the Company is expanding its marketing activities, certain research and development activities continue. These activities are concentrated in expanding current DriverMax® applications.  In addition, the Company is researching other fuel saving products, both proprietary and other equipment manufacturing, to offer to its customers.

The Balance of This Page Left Intentionally Blank

Results of Operations

Sales increased $366,288 in the year ended December 31, 2005 compared to the same period for 2004. During 2005, we have continued to focus management and other resources on developing our products and markets.

During 2005, we continued developing the new sales strategy founded upon collecting emissions data before and after the use of our products and providing continuing emission testing services of our installed products.  In addition, the Company believes the development of a data base cataloguing the results of testing without the use of Mirenco’s products has provided a source of information for fleet operators for determining the need, and in some cases, the nature of maintenance needed. In 2003, the Company established its internal sales department to promote direct sales and develop relationships with professional distributors established in the industries identified.  To date, the Company is in negotiations with two such distributors that meet the criteria to promote and install its products.

In July 2002, the company entered into an agreement with The Iowa Foundation for Educational Administration, Inc. to participate in the Bus Emissions Education Program (BEEP).

Under the terms of the contract, Mirenco agreed to perform semi-annual testing of tail pipe emissions on all participating diesel school buses in the State of Iowa.  During 2002, Mirenco performed 2 rounds of the semiannual tests on approximately 5,000 buses.  The test results were reported to each school district for evaluation and maintenance planning and performance.

Mirenco was also responsible to perform fundraising for the non-profit program.  The fundraising is ongoing and includes funding requests from both public and private sources.  Mirenco’s ability to collect for its services to the BEEP Program depend on its ability to successfully raise the required funds for payment under the terms of the contract.  There were no revenues recorded on the Company’s financial statements for the fiscal year ended December 31, 2002 with respect to this program. The tests did however demonstrate the value of the database and reports of the emissions information for maintenance planning and performance with respect to the BEEP Program. Sales of $882,900, originally included in revenues in 2003, from the Bus Emissions and Education Program were written off in 2003.  This agreement was terminated in 2004.

Total cost of sales was approximately 60% of total revenue in 2005 compared to 68% of total revenue in 2004. This decrease is related to the continued focus during the year from research and development or information gathering mode to development of sales. Management believes cost of sales will range between 40% and 60% of sales as increased unit sales levels cover production overhead and unit costs.

The Balance of This Page Left Intentionally Blank

Operating expenses in 2005 decreased $347,917 from 2004. The decrease is attributable to efforts to hold down costs while devoting efforts to sales development.

Costs in 2004 that were classified as
expenses were reclassifed in 2005
to cost of sales - overhead	(163,115)
Salaries	(2,275)
Travel	(11,879)
Facilities	(1,646)
Outside services	(160,163)
Total advertising	7,570
Depreciation and amortization	(14,342)
General administration	(2,067)
(347,917)

Royalty expense for the years ended December 31, 2005 and 2004 was 3% of sales calculated per the patent purchase agreement with American Technologies.

Our net loss decreased from $1,229,182 in 2004 to $719,622 in 2005 as a result of increased sales and reduction in operating expenses.

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

The Company began an additional private offering, to accredited investors only, in February, 2004.  The intent is to raise up to $1,250,000 from the issuance of notes with common stock and common stock warrants. In June 2004, the Board of Directors authorized the sale of common stock with warrants and common stock without warrants to facilitate the addition of capital.  As of May 4, 2006 the Company raised $1,245,605.

Cash Flows for the Years Ended December 31, 2005 and 2004

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

Net cash used in operating activities for the years ended December 31, 2005 and 2004 was $465,895 and $1,042,107, respectively. The use of cash in operating activities was primarily related to our net losses from operations net of depreciation and net of the loss on the write down of our building in 2002.

Net cash used in investing activities for the years ended December 31, 2005 and 2004 was $16,804 and $1,279, respectively. The use of cash in investing activities in 2005 was for the purchase of equipment.

Net cash provided by  financing activities for the year ended December 31, 2005 was $454,556 compared to $656,111 provided by financing activities for the year ended December 31, 2004. Equity and borrowed funds from stockholders and others were obtained in the year ended December 31, 2005. Principal payments on long-term debt were made in both years.

Recent Accounting Pronouncements

We do not believe any recently issued accounting standards will have an impact on our financial statements.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has incurred and may continue to incur net losses in the future. It has a stockholders’ equity of $116,942 as of December 31, 2005; and if revenues do not increase substantially in the near future, additional sources of funds will be needed to maintain operations.  These matters give rise to substantial doubt about the Company’s ability to continue as a going concern.

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

Mirenco, Inc.

December 31, 2005 and 2004

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

REPORT OF INDEPENDENT

REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

MIRENCO, Inc.

We have audited the accompanying balance sheet of MIRENCO, Inc. as of December 31, 2005,  and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 2005 and 2004.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MIRENCO, Inc. as of December 31, 2005, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note B, the Company incurred a net loss of $719,622 and $1,229,182 during the years ended December 31, 2005 and 2004.  This, among others factors, as discussed in Note B to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note B.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stark Winter Schenkein & Co., LLP

Denver, Colorado

May 2, 2006

MIRENCO, INC.
BALANCE SHEET
December 31, 2005

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 4,984
Accounts receivable	37,871
Inventories	124,957
Prepaid expense	15,410
Total current assets	183,222

PROPERTY AND EQUIPMENT, net	536,100

PATENTS AND TRADEMARKS, net of accumulated amortization
of $6,615	3,185

OTHER ASSETS	6,407
$ 728,914
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of note payable	$ 11,375
Accounts payable	179,201
Accrued expenses	29,310
Due to officers	149,014
Other current liabilities	30,101
Note payable to related parties	4,842
Total current liabilities	403,843

NOTE PAYABLE, less current portion	110,002

NOTES PAYABLE TO RELATED PARTIES, less current portion	98,127

STOCKHOLDERS' EQUITY
Common stock, no par value: 100,000,000 shares authorized,
17,959,954 shares issued and outstanding	9,271,465
Preferred stock, no stated value: 50,000,000 shares authorized,
none issued and outstanding	-
Additional paid-in capital	1,714,954
Deferred compensation	(2,182)
Accumulated (deficit)	(10,867,295)
116,942
$ 728,914
The accompanying notes are an integral part of these financial statements.

MIRENCO, INC.
STATEMENTS OF OPERATIONS
Year ended December 31,

	2005	2004

Sales	$ 720,122	$ 353,834

Cost of sales	434,127	239,094

Gross profit	285,995	114,740

Salaries and wages	614,270	762,358
Royalty expenses	21,604	10,113
Advertising	17,027	9,457
Other general and administrative expenses	332,198	551,088

	985,099	1,333,016

(Loss) from operations	(699,104)	(1,218,276)

Other income (expense)
Interest income	3	847
Interest expense	(20,521)	(11,753)
	(20,518)	(10,906)

NET (LOSS)	$ (719,622)	$ (1,229,182)

Net (loss) per share available for common
shareholders - basic and diluted	(0.04)	(0.09)

Weighted-average shares outstanding -
basic and diluted	16,960,418	13,451,707
The accompanying notes are an integral part of these financial statements.

MIRENCO, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 2005 and 2004

			Additional
	Common Stock		Paid-In	Accumulated	Deferred
	Shares	Amount	Capital	Deficit	Compensation	Total
Balance January 1, 2004	11,795,334	$ 760,010	$ 1,714,954	$ (8,918,491)	$ -	$ (6,443,527)

Transfer from Stock
Subject to Recission	1,508,908	7,544,540	-	-	-	7,544,540

Issuance of stock for cash	1,769,840	447,835	-	-	(5,250)	442,585

Shares contributed and
cancelled	(1,000,000)	-	-	-	-	-

Amortization of deferred	-	-	-	-	1,317	1,317
compensation
Net (loss)	-	-	-	(1,229,182)	-	(1,229,182)
Balance December 31, 2004	14,074,082	8,752,385	1,714,954	(10,147,673)	(3,933)	315,733

Issuance of stock for accounts	355,000	60,750	-	-	-	60,750
payable

Issuance of stock for cash	3,530,872	458,330	-	-	-	458,330

Deferred Compensation	-	-	-	-	1,751	1,751

Net ( loss)	-	-	-	(719,622)	-	(719,622)

Balance December 31, 2005	17,959,954	$ 9,271,465	$ 1,714,954	$ (10,867,295)	$ (2,182)	$ 116,942

		The accompanying notes are an integral part of these financial statements

MIRENCO, INC.
STATEMENTS OF CASH FLOWS
Year ended December 31,

	2005	2004

Cash flows from operating activities
Net (loss)	$ (719,622)	$ (1,229,182)
Adjustments to reconcile net (loss) to net cash
and cash equivalents used in operating activities:
Depreciation and amortization	44,945	61,038
Deferred compensation	1,751	-
(Increase) decrease in assets
Accounts receivable	36,006	(72,873)
Inventories	(6,353)	7,314
Other	(10,398)	22,037
Increase (decrease) in liabilities
Accounts payable	83,130	26,116
Due officers and affiliates	104,821	97,984
Accrued expenses	(175)	15,358
Other current liabilities	-	30,101
Net cash (used in) operating activities	(465,895)	(1,042,107)

Cash flows from investing activities
Purchase of property and equipment	(10,397)	(1,279)
Capitalization of patent expense	(6,407)	-
Net cash (used in) investing activities	(16,804)	(1,279)

Cash flows from financing activities
Proceeds from capital lease	10,021	-
Payments capital leases	(1,406)	-
Proceeds from issuance of stock for cash	458,330	442,585
Principal payments on long-term debt:
Banks and others	(7,862)	(11,878)
Related parties	(4,527)	(9,596)
Proceeds from long-term borrowing:
Banks and others	-	155,000
Related parties	-	80,000
Net cash provided by financing activities	454,556	656,111

Decrease in cash and cash equivalents	(28,143)	(387,275)

Cash and cash equivalents, beginning of year	33,127	420,402

Cash and cash equivalents, end of year	$ 4,984	$ 33,127

Suplementary disclosure of cash flow information:
Cash paid during the year for interest	$ 20,521	$ 11,753
Cash paid during the year for income taxes	$ -	$ -

Suplementary disclosure of significant non-cash and
financing investing activities:
Issuance of stock for accounts payable	60,750	-
Transfer of inventory to property, plant, & equipment	4,530	-
The accompanying notes are an integral part of these financial statements.

The Balance of This Page Left Intentionally Blank

MIRENCO, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

1.

Nature of Business

MIRENCO, Inc. (the Company) was organized and incorporated as an Iowa corporation on February 21, 1997.  The Company develops, markets and distributes certain technologically advanced products for which it has exclusive licensing rights. These products are for throttle control of internal combustion vehicles, primarily to improve fuel efficiency, reduce vehicle maintenance costs, reduce environmental emissions and improve overall vehicle performance.  The Company's products are sold primarily in the domestic market.

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

7.

Patents and Trademarks

Patents and trademarks will be amortized on the straight-line method over their remaining legal lives of 7 years as of December 31, 2005.  The Company recorded amortization expense of $980 in 2005 and 2004.  Patents are stated net of amortization of $6,615.

8.

Property and Equipment

Property and equipment are stated at cost.  The Company provides for depreciation on the straight-line method over the estimated useful lives of 3 years for computer equipment, 5 years for manufacturing and test equipment and other equipment, and 39 years for buildings.

9.

Impairment of Long-Lived Assets

The carrying value of long-lived assets is reviewed on a regular basis for the existence of facts and circumstances that suggest impairment. During 2005 and 2004, no material impairment has been indicated. Should there be an impairment, in the future, the Company will measure the amount of the impairment based on the amount that the carrying value of the impaired assets exceed the undiscounted cash flows expected to result from the use and eventual disposal of the from the impaired assets.

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

12.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2005. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable and accrued expenses and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.

The carrying value of the Company’s long-term debt approximated its fair value based on the current market conditions for similar debt instruments.

13.

Royalty Expense

Royalty expense is recorded and paid based upon the sale of products, services, and rights related to patents according to a contractual agreement (see Note J).

14.

Advertising

Advertising costs are charged to expense as incurred and were $17,027 and $9,457 for the years ended December 31, 2005 and 2004, respectively.

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

16.  Research and Development

The Company expenses research and development costs as incurred.  Such costs include certain prototype products, test parts, consulting fees, and costs incurred with third parties to determine feasibility of products.  Costs incurred for research and development were $60,898 and $8,772 in 2005 and 2004, respectively.

17.  Use of Estimates

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

Significant estimates are used when accounting for the Company’s carrying value of inventory, fixed assets, depreciation, accruals, taxes and contingencies, which are discussed in the respective notes to the financial statements.

18. Segment Information

The Company follows SFAS 131, “Disclosures about Segments of an Enterprise and Related Information." Certain information is disclosed, per SFAS 131, based on the way management organizes financial information for making operating decisions and assessing performance. The Company currently operates in a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

19.  Recent Pronouncements

SFAS 156

In March 2006, the FASB issued SFAS 156, “Accounting for Servicing of Financial Assets  -  an Amendment of SFAS 140”,  “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1.

Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations.

2.

Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

3.

Permits an entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities.

4.

At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

5.

Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2006.  The adoption of this statement is not expected to have a material impact on our financial statements.

SFAS 155

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” this Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.”

This Statement:

a.

Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation

b.

Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133

c.

Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation

d.

Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives

e.

Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

This Statement is effective for all financial instruments acquired or issued after the beginning of our first fiscal year that begins after September 15, 2006.

The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of our fiscal year, provided we have not yet issued financial statements, including financial statements for any interim period, for that fiscal year. Provisions of this Statement may be applied to instruments that we hold at the date of adoption on an instrument-by-instrument basis.

The company is currently reviewing the effects of  adoption of this statement but it is not expected to have a material impact on our financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.”  This Statement replaces APB Opinion No 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for, and reporting of, a change in accounting principle.  This Statement applies to all voluntary changes in accounting principle.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  When a pronouncement includes specific transition provisions, those provisions should be followed.

SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after January 15, 2005.  It will only affect the financial statements of the Company if there is a change in any accounting principle.  At this time, no such changes are contemplated or anticipated.

In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting bulletin No 107 (SAB 107) which provides guidance regarding the interaction of SFAS 123(R) and certain SEC rules and regulations.   The new guidance includes the SEC’s view on the valuation of share-based payment arrangements for public companies and may simplify some of SFAS 123R’s implementation challenges for registrants and enhance the information investors receive.

In March 2005, the FASB issued FIN 47, Accounting for conditional Asset Retirement Obligations, which clarifies that the term “conditional asset retirement obligation” as used in SFAS 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity.  FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated.  FIN 47 is effective no later than the end of the fiscal year ending after December 15, 2005.  The Company does not believe that FIN 47 will have a material impact on its financial position or results from operations.

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

NOTE B - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has incurred and may continue to incur net losses in the future. Net losses for the years ending December 31, 2005 and 2004 were ($719,622) and ($1,229,182) respectively, and the company had negative working capital of ($220,621) and ($72,050) at December 31, 2005 and 2004. If revenues do not increase substantially in the near future, additional sources of funds will be needed to maintain operations.  These matters give rise to substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2005:

Land and building	$ 569,748
Computer equipment	81,241
Manufacturing and test equipment	85,799
Tool and die	29,025
Other equipment	122,679
888,492
Less accumulated depreciation	352,392
$ 536,100

The Company recorded $43,965 and $58,740 respectively, of depreciation expense for the years ended December 31, 2005 and 2004.

NOTE D - ACCRUED EXPENSES

Accrued expenses consisted of the following at December 31, 2005:

Royalty	$ 4,882
Payroll and payroll taxes	22,768
Other	1,660
$ 29,310

NOTE E - NOTES PAYABLE

Notes payable consisted of the following at December 31, 2005:

		Current	Long-term
	Total	Portion	Portion
Note payable to bank in monthly installments of
$1,435, including principal and variable interest,
currently 7.75%, guaranteed by stockholder,
guaranteed by Small Business Administration	$ 112,763	$ 8,490	$ 104,273

Capital lease payable to leasing company in
monthly installments of $375.59, including
principal and interest of 20.625%, maturing in	8,614	2,885	5,728
in July, 2008.

	$ 121,377	$ 11,375	$ 110,002

Maturities of notes payable are as follows:

2006: $11,375– 2007: $12,802 – 2008: $12,412 – 2009: $11,330 – 2010: $12,540 –Thereafter: 60,918

NOTE F – NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consisted of the following a December 31, 2005:

		Current	Long-term
	Total	Portion	Portion

Notes payable to investors, 9% interest payable
quarterly, principal due in March and April, 2007	$ 30,000	$ -	$ 30,000

Note payable to stockholder, 9% interest payable
quarterly, principal due in March, 2007	20,000	-	20,000

Note payable to related Company in monthly
installments of $689, including principal and
interest of 6.75% maturing May, 2009	52,969	4,842	48,127

	$ 102,969	$ 4,842	$ 98,127

Maturities of related party notes payable are as follows:

2006: $4,842-2007: $55,180 – 2008: $5,540 – 2009: $37,407

NOTE G - CONCENTRATION OF CUSTOMERS

The Company had 2 customers that accounted for 46% of 2005 sales and 4 customers that accounted for 62% of 2004 sales.

NOTE H - LEASES

The Company entered into a lease agreement with its majority stockholder for the land on which the Company had constructed a new facility.  The lease established a perpetual term commencing October 1, 2000 at no rental cost to the Company. The Company purchased the land in 2003. (See Note J).

NOTE I - INCOME TAXES

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

                                                                                                                           --%

As of December 31, 2005, the Company has a net operating loss carryforward of approximately $7,740,000.  This loss carryforward will be available to offset future taxable income.  If not used, this carryforward will expire through 2020.  The deferred tax asset of approximately $2,500,000 relating to the operating loss carryforward has been fully reserved as of Decenber 31, 2005.  The increase the valuation allowance related to the deferred tax asset was approximately $240,000 during 2005.  The principal difference between the accumulated deficit for income tax purposes and for financial reporting purposes results principally from stock based compensation.

NOTE J - RELATED PARTY TRANSACTIONS

In 2005 the Company paid rent in the amount of $9,600 to an officer and majority stockholder. Payments to related parties in 2004 amounted to $17,870.

During 2002, the Company entered into a note payable with the majority stockholder for $20,615 which required monthly installments of $861 including principal and interest at 8%.  The note matured and final payment was made in September 2004.

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

In September, 2004, the Company entered into a seven year employment contract with an officer that requires a payment of one percent of sales in addition to a base salary of $132,000 as his compensation.

NOTE K - COMMON STOCK OPTIONS AND WARRANTS

     Options

During 1998, the Company established a nonqualified stock option plan (the 1998 Plan) pursuant to which options for up to 1,200,000 shares of the Company’s authorized but unissued common stock may be granted to employees and certain non-employees.  During 1999, the Company adopted the 1999 Stock Option Plan (the 1999 Plan), which provides for granting of options to officers, employees, advisors, and consultants of the Company, for the purchase of up to a total of 750,000 shares of the Company’s authorized but unissued common stock.  During 2001, the Company adopted the 2001 Stock Option Plan (the 2001 Plan), which provides for the granting of up to a total of 250,000 shares of the Company’s authorized but unissued common stock.  During 2004, the Company adopted the 2004 Stock Option Plan (the 2004 Plan) which provides for the granting up to a total of 1,000,000 shares of the Company’s authorized but unissued common stock.

During 2004 the Company granted 257,250 options and 7,000 options were exercised as shown below. The options are fully vested. The exercise price is the fair market value on the date of the grant and the options expire 6 years from the date of the grant.

During 2005 the Company granted a total of 1,086,500 options as shown below.  The options are fully vested.  Of these, 36,500 are exercisable at $.31, the fair market value at the date of grant, and  expire 9 years from the date of grant.  In addition, in 2005, the Company granted 1,050,000 options to officers, with an exercise price of $.15 per share. Substantially all of the options were granted to employees, officers and directors. No compensation costs have been recorded in conjunction with the issuances of the options.  Management of the Company believes there is no material difference between the reported net loss and the pro-forma net loss.

			Weighted-
			average
			exercise
	Number of shares		price
	Outstanding	Exercisable	per share
Outstanding, January 1, 2004	772,460	772,460	$ 3.02
Granted	257,250	257,250	0.49
Exercised	(7,000)	(7,000)	0.71
Outstanding, December 31, 2004	1,022,710	1,022,710	2.37
Granted	1,086,500	1,086,500	0.15
Exercised	-	-	-
Outstanding, December 31, 2005	2,109,210	2,109,210	$ 1.23

The following table summarizes information about options outstanding at December 31, 2005 under the Compensatory Stock Option Plans:

2005 Compensatory Stock Options and Warrants

Options outstanding				Options exercisable

Weighted-average
Range of	Number	remaining	Weighted-average	Number	Weighted-average
exercise prices	outstanding	contractual life	exercise price	exercisable	exercise price
$0.12-$5.00	2,109,210	6.35	$ 1.23	2,109,210	$ 1.23

SFAS 123 requires the Company to provide proforma information regarding net income and earnings per share as if compensation cost for the Company’s stock option plans had been determined in accordance with the fair value based method prescribed in SFAS 123.  The fair value of the option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model.  The following weighted average assumptions were used for grants during 2004: expected life of options 10 years, expected volatility of 113%, risk-free interest rate of 3.0% and no dividend yield.  The weighted average fair value at the date of grant for options granted approximated $.31.  The following weighted average assumptions were used for grants during 2005: expected life of options of 10 years, expected volatility of 150%, risk-free interest rate of 3.0% and no dividend yield.  The weighted average fair value at the date of grant for options approximated $.15.  These results may not be representative of those to be expected in future years.

Under the provisions of SFAS 123, the Company’s net (loss) and (loss) per share of the years ended December 31, 2005 and 2004, would have been (increased) to the proforma amounts indicated below:

Net (loss)	2005	2004
As reported	(719,622)	(1,229,182)
Proforma	(889,622)	(1,308,982)
Basic and diluted (loss) per share
As reported	(0.04)	(0.09)
Proforma	(0.05)	(0.10)

Warrants

The Company extended the expiration date of 275,116 warrants which were to expire on June 24, 2004 to June 25, 2006.  The warrants entitle the warrant holders to acquire one common share for each warrant at $1.00 per share.

In conjunction with the return of 1,000,000 common shares in 2004 the Company issued 1,000,000 warrants to purchase common stock at $.25 per share to an officer. The warrants have no expiration date.

In addition, in conjunction with the cash sale of common shares discussed in Note L the Company issued 366,580 warrants to purchase common stock at $.20 per share. There warrants expire on June 30, 2006.

In December 2005 the company granted 1,050,000 warrants to officers with an exercise price of $.15 per share.  The warrants have no expiration date.

NOTE L - STOCKHOLDERS' EQUITY

During 2004, the Company issued 12,500 shares of common stock in conjunction with a private placement debt offering to qualified investors only.  The fair market value of these shares of $5,250 has been recorded as deferred compensation and is being amortized over the term of the debt of 36 months. Amortization of $1,751 and $1,317 was recorded in 2005 and 2004, respectively. In 2004, the Company also sold 1,000,000 shares of common stock in an unregistered transaction to an unrelated investor for cash aggregating $250,000 and issued 7,000 shares of common stock to an officer pursuant to an option exercise, for cash aggregating $5,000. Also in 2005, the Company sold 3,885,872 shares for $519,080 cash.

NOTE M - STOCK SUBJECT TO RESCISSION OFFER

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

Once approved for distribution, the Rescission Offer was outstanding from January 26, 2001 to February 26, 2001.  During this period Iowa-Only Offering Stockholders had the option to reject the Rescission Offer formally in writing; to take no action within the 30 days, thereby retaining their outstanding Iowa-Only Offering Shares; or to accept the Rescission Offer formally in writing.  Seventy-one formal rescission acceptances representing 52,340 shares were received from Iowa-Only Offering Stockholders, resulting in a total of $276,690 being paid in cash to these stockholders for the return of their original investment plus interest at 8% annually.  The maximum obligation under this offer was estimated to be $8,100,000, including the original investment plus interest at 8% per year.  As a result of the rescission, the Company has paid interest in the amount of $14,990 which is included in the total above.

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

NOTE N – AMENDMENT TO ARTICLES OF INCORPORATION

In January 2004, Stockholders of the Company approved a change to its Articles of Incorporation increasing its authorized capital to 100,000,000 common shares and 50,000,000 preferred shares. The Amended Articles of Incorporation were filed with the Secretary of State of Iowa on June 18, 2004.

NOTE O– SUBSEQUENT EVENTS

Through May 4, 2006, the Company issued an aggregate of 2,345,590 shares of common stock for cash aggregating $278,689.  The shares sold for cash were restricted and were sold at a discount from the trading price of the common shares on the subscription dates.

ITEM 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

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

ITEM 8 A. Other Information Required to be Reported on Form 8-K

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

Dwayne L. Fosseen, age 60, is founder, Chief Executive Officer, Chairman of the Board of Directors, and Principal (controlling) Stockholder of Mirenco, Inc. Mr. Fosseen has personally been involved in major projects with the U.S. Department of Agriculture, the U.S. Department of Energy, the Iowa Corn Growers Board, the National BioDiesel Board and the Iowa Soybean Promotions Board. Mr. Fosseen has over 15 years' experience in the field of heavy-duty engines and has directed major EPA testing efforts at Ortech Corporation, an international emissions testing company.

Richard A. Musal, age 59, became Chief Financial Officer in December, 2002.  Mr. Musal graduated from Central Missouri State University in 1972 and became a certified public accountant in 1973.  Mr. Musal, formerly a partner with McGladrey and Pullen has served as CFO and COO at several companies throughout his career.  In August, 2003 he was elected a Director, Chief Financial Officer and Chief Operating Officer.

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

Don D. Williams, age 71, a lifelong resident of Williams, Iowa, has been involved in the grain business and is a major producer of livestock. Mr. Williams has also been associated with real estate as a licensed associate. Mr. Williams has served as an officer of the County Farm Bureau Board, Heart of Iowa Realtors Board, and the County Compensation and Extension Board. A director of Mirenco, Inc. since June 1, 1998, Mr. Williams is also a veteran of the Korean War.

Mr. Hanson, Mr. Williams and Mr. Musal serve on the Company’s Audit Committee.  Mr. Hanson qualifies as a financial expert with his long career as a Certified Public Accountant with practice experience in reporting matters for publicly held companies.

As of the filing of this report, the Registrant has not adopted a code of ethics for its Chief Executive Officer or its Chief Financial Officer because of the financial constraints.  The Company’s Board of Directors intends to provide a code of ethics in 2006.

ITEM 10. Executive Compensation

The following table sets forth the compensation of the named executive officers for each of the Company's last three completed fiscal years.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Options Awarded	All Other Compensation

Dwayne Fosseen, CEO
	2005	$ 38,697	$ -	3,000	$ -
	2004	$ 75,000	$ -	6,000	$ -
	2003	$ 75,000	$ -	4,000	$ -

Richard A. Musal, COO & CFO	2005	$ 89,092	$ -	3,000	$ 5,574
	2004	$ 40,000	$ -	181,000	$ 88,000
	2003	$ -	$ -	-	$ 91,500

Option Grants

There were 3,000 grants of stock options made to Mr. Musal and 3,000 grants of options  made to Mr. Fosseen during the Year Ended December 31, 2005 and 181,000 grants of stock options to Mr. Musal and 6,000 grants of options and1,000,000 warrants granted to Mr. Fosseen in exchanged for 1,000,000 shares of the Company’s common stock during the year ended December 31, 2004.

Aggregate Option Exercises and Fiscal Year-End Option Value

No stock options were exercised during the year ended December 31, 2005, and stock options of 7,000 were exercised by an Mr. Fosseen during the year ended December 31, 2004.  Compensation of Directors

In 2005 Directors were awarded stock options for 14,000 shares, compared to stock options for 24,000 shares in 2004.

The Balance of This Page Left Intentionally Blank

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the individuals serving on the Board of Directors, the Company’s executive officers and significant employees, and information with respect to the number of shares of the Company’s common stock beneficially owned by each of them directly or indirectly, as of March 31, 2006. The number of shares beneficially owned includes shares, if any, held in the name of the spouse, minor children, or other relatives of the individual living in his home, as well as shares, if any, held in the name of another person under an arrangement whereby the individual enjoys the right to vote or the use of the income, or whereby the individual can vest or re-vest title in himself or herself at once or at some future time.

Name, Position and Address	Amount Beneficially		Percent
of Beneficial Owner	Owned		of Class

Dwayne Fosseen, Director, Chairman of the Board	9,658,515	(a)	45.41%
and Chief Executive Officer
206 May Street
Radcliffe, IA 50230

Richard A. Musal, Director, Chief Operating Officer	1,317,000	(b)	6.19%
and Chief Financial Officer
206 May Street
Radcliffe, IA 50230

Don Williams, Director	413,700	(c)	1.94%
206 May Street
Radcliffe, IA 50230

Tim Neugent, Director	41,000	(d)	0.19%
206 May Street
Radcliffe, IA 50230

Merlin Hanson, Director	13,000	(e)	0.06%
206 May Street
Radcliffe, IA 50230

All Directors and Officers as a group
(5 persons)	11,443,215		53.80%

(a)

Dwayne Fosseen's beneficial ownership includes 1,391,800 shares which are acquirable pursuant to the exercise of outstanding stock options and warrants, 2,000 shares owned by family members in his household and 35,450 shares, which are acquirable pursuant to the exercise of outstanding stock options owned by his spouse, and 8,700 .

(b)

Richard Musal’s beneficial ownership includes 908,500 shares which are acquirable pursuant to the exercise of outstanding stock options.

(c)

Don William’s beneficial ownership includes 15,000 shares, which are acquirable pursuant to the exercise of outstanding stock options.

(d)

Tim Neugent’s beneficial ownership includes 16,000shares, which are acquirable pursuant to the exercise of outstanding stock options.

(e)

Merlin Hanson’s beneficial ownership includes 13,000 shares, which are acquirable pursuant to the exercise of outstanding stock options.

(f)

The beneficial ownership of all directors and officers as a group includes 251,300 shares    which are acquirable pursuant to the exercise of outstanding stock options and 2,095,000 shares which are acquirable pursuant to the exercise of outstanding warrants.

ITEM 12. Certain Relationships and Related Transactions

In 2005 the Company paid rent in the amount of $9,600 to an officer and majority stockholder. Payments to related parties in 2004 amounted to $17,870.

During 2002, the Company entered into a note payable with the majority stockholder for $20,615 which required monthly installments of $861 including principal and interest at 8%.  The note matured and final payment was made in September 2004.

On April 30, 1999, the Company entered into an agreement to acquire patents and trademarks from a company that Mr. Fosseen has a controlling ownership in the Company for an initial price of $25,000. The patents and trademarks were recorded as a lump-sum purchase at the affiliate's carrying value, $9,800, at the date of purchase. The remaining $15,200 was recorded as a distribution to stockholders. Another payment per terms of the patent purchase agreement, $225,000, was paid in July 2000 and accounted for as a distribution to stockholders upon the completed sale of 1,000,000 shares of stock offered to the public. Also, the agreement provides for royalty payments in the amount of 3% of gross sales (including product sales, service revenues, and all revenues from sales of patent rights) for 20 years, which began November 1, 1999. This agreement can be terminated by the seller if the Company fails to make the above payments or becomes insolvent. From January 1 to October 31, 1999, the Company paid royalties for the use and potential marketing of the patents to the company that owned the patents based on 3% of sales calculated at an established unit price ($495) and minimum quantities (40 to 80 units per month), with payments generally made quarterly. The Company paid royalty fees to a company partially owned by the majority stockholder of the Company for the years ended December 31, 2005 and 2004 in the amounts of $16,722 and $10,113, respectively.

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

a.14

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

10.29

Employment Agreement with Richard A. Musal. (Incorporated by reference to the Company’s 10QSB filed November 19, 2004)

*10.30             2004 Common Stock Compensation Plan (Incorporated by reference to the Company’s 10KSB, filed April 15, 2005).

* 31.1

Certificate of Principal Executive Officer dated April 15,2005.

* 31.2

Certificate of Principal Financial Officer dated April 15,2005.

* 32.1

Dwayne Fosseen’s Certification dated April 15,2005pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to, SECTION 906 of the Sarbanes-Oxley Act of 2002

 * 32.2

Richard A. Musal’s Certification dated April 15,2005pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to SECTION 906 of the Sarbanes-Oxley Act of 2002

•

Filed with this report.

•

ITEM 14.

 PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s board of directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of Stark Winter Schenkein & Co., LLP as the Company's independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Stark Winter Schenkein & Co., LLP in 2005 and 2004 were approved by the board of directors.

Audit Fees

The aggregate fees billed by for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB for 2005 and 2004 were $29,950  and $22,500, respectively, net of expenses.

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

Date: May 9, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Dwayne Fosseen ------------------------------------- Dwayne Fosseen Chairman of the Board, Chief Executive Officer and Director

Date: May 9, 2006

By:: /s/ Don Williams ----------------------------------- Don Williams Director

Date: May 9, 2006

By:: /s/ Richard A. Musal -------------------------------------------- Richard A. Musal Director, Chief Operating Officer, and Secretary

EXHIBIT 31.1

PRINCIPAL EXECUTIVE OFFICER CERTIFICATION

I, Dwayne Fosseen, Chief Executive Officer and President of Mirenco, Inc. (the “Small business issuer”) certify that:

1.

I have reviewed this report on Form 10-KSB of Small business issuer

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

(b)

Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuers most recent fiscal quarter (the small business issuers fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuers internal control over financial reporting; and

5.

The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

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

Date:   May 9, 2006

 /s/DwayneFosseen

Dwayne Fosseen,

                                                                        President and Chief Executive Officer

EXHIBIT 31.2

CERTIFICATE OF PRINCIPAL FINANCIAL OFFICER

I, Richard A. Musal, Chief Financial Officer of Mirenco, Inc. (the “Small business issuer”) certify that:

1.

I have reviewed this report on Form 10-KSB of Small business issuer

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

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this annualreport is being prepared;

;

(b)        Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuers most recent fiscal quarter (the small business issuers fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuers internal control over financial reporting; and

5.

The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

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

Date:  May 9, 2006

/s/ Richard A. Musal

Richard  A. Musal,

                                                                  Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Dwayne Fosseen, Chief Executive Officer of Mirenco, Inc. (the “Company”), certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

(1)

The Company’s Annual Report on Form 10-KSB for the period ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Dwayne Fosseen

Dwayne Fosseen

Chief Executive Officer and President

May 9, 2006

.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Richard A. Musal, Chief Financial Officer of Mirenco, Inc. (the “Company”), certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

(1)

The Company’s Annual Report on Form 10-KSB for the period ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Richard A. Musal

Richard A. Musal

Chief Financial Officer

May 9, 2006

.