Form 10KSB/A
period 2005-12-31
MIRENCO INC
filed 2006-05-10
CIK 1041609

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

(1)

The Company’s Annual Report on Form 10-KSB for the period ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

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

(1)

The Company’s Annual Report on Form 10-KSB for the period ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Richard A. Musal

Richard A. Musal

Chief Financial Officer

May 9, 2006

.