Form 10QSB
period 2006-03-31
MIRENCO INC
filed 2006-05-22
CIK 1041609

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 20,648,878 shares of no par value common stock as of May 22, 2006.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

Cautionary Statement on Forward-Looking Statements.

The discussion in this Report on Form 10-QSB, including the discussion in Item 2 of PART I, contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are based on current expectations, estimates and projections about the Company’s business, based on management’s current beliefs and assumptions made by management.  Words such as “expects”, “anticipates”, “intends”, believes”, “plans”, “seeks”, “estimates”, and similar expressions or variations of these words are intended to identify such forward-looking statements.  Additionally, statements that refer to the Company’s estimated or anticipated future results, sales or marketing strategies, new product development or performance or other non-historical facts are forward-looking and reflect the Company’s current perspective based on existing information.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements.  Such risks, and uncertainties include those set forth below in Item 1 as well as previous public filings with the Securities and Exchange Commission.  The discussion of the Company’s financial condition and results of operations included in Item 2 of PART I should also be read in conjunction with the financial statements and related notes included in Item 1 of PART I of this quarterly report.  These quarterly financial statements do not include all disclosures provided in the annual financial statements and should be read in conjunction with the annual financial statements and notes thereto included in the Company's Form 10KSB for the year ended December 31, 2005  filed on May 10, 2006.  The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

[The Balance of  This Page Left Intentionally Blank]

PART I – Financial Information

Item 1.       Financial Statements

MIRENCO, Inc.
BALANCE SHEET
(unaudited)
March 31, 2006

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 49,016
Accounts receivable	19,437
Inventories	114,479
Prepaid expenses	13,714
Total current assets	196,646
PROPERTY AND EQUIPMENT, net	525,971
PATENTS AND TRADEMARKS, net	9,348
$ 731,965

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of note payable	$ 8,732
Current portion of capital lease	3,039
Accounts payable	133,518
Accrued expenses	52,541
Due to officers	176,928
Other current liabilities	30,101
Notes payable to related parties	44,925
Total current liabilities	449,784
LONG TERM LIABILITIES
Note payable	101,971
Capital lease	4,908
Notes payable to related parties	56,865
Total long term liabilities	163,744

STOCKHOLDERS' EQUITY
Preferred stock, no stated value, 50,000,000 shares authorized	-
no shares issued or outstanding
Common stock, no par value: 100,000,000 shares authorized,
19,420,648 shares issued and outstanding	9,443,815
Additional paid-in capital	1,714,954
Deferred compensation	(1,745)
Accumulated (deficit)	(11,038,587)
118,437
$ 731,965

See the accompanying notes to the financial statements

MIRENCO, Inc.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2006	March 31, 2005

Sales	$ 114,898	$ 133,948

Cost of sales	92,822	66,696

Gross profit	22,076	67,252

Salaries and wages	118,696	211,136
Other general and administrative expenses	69,154	107,176

	187,850	318,312

(Loss) from operations	(165,774)	(251,060)

Other income (expense)
Interest income	1	1
Interest expense	(5,519)	(4,887)

	(5,518)	(4,886)

NET (LOSS)	$ (171,292)	$ (255,946)

Net (loss) per share available for common
shareholders - basic and diluted	$ (0.01)	$ (0.02)

Weighted-average shares outstanding -
basic and diluted	18,369,028	14,448,438

See the accompanying notes to the financial statements

MIRENCO, Inc.
STATEMENTS OF CASH FLOWS
(unaudited)
	Three Months	Three Months
	Ended	Ended
	March 31, 2006	March 31, 2005

Cash flows from operating activities	$ (124,412)	$ (118,153)

Cash flows from investing activities
Net cash used in investing activities	-	-

Cash flows from financing activities
Proceeds from issuance of stock	172,350	118,100
Principal payments on long-term debt:
Banks and others	(2,727)	(2,193)
Related parties	(1,179)	(1,103)
Net cash provided by financing activities	168,444	114,804

Increase (decrease) in cash and cash equivalents	44,032	(3,349)

Cash and cash equivalents, beginning of period	4,984	33,127

Cash and cash equivalents, end of period	$ 49,016	$ 29,778

See the accompanying notes to the financial statements

MIRENCO, Inc.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

March 31, 2006

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of December 31, 2005, and for the two  years then ended, including notes thereto included in the Company’s Form 10-KSB.

NOTE B – INVENTORY

Inventories, consisting of purchased finished goods ready for sale, are stated at the lower of cost (as determined by the first-in, first-out method) or market.

NOTE C - REALIZATION OF ASSETS

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. Net losses for the three months ended March 31, 2006 and 2005, were ($171,292) and ($255,946), respectively, and  the Company has incurred net losses aggregating $11,038,587 from inception,  and may continue to incur net losses in the future. In addition, the Company had a working capital deficiency of ($253,138) as of March 31, 2006. If revenues do not increase substantially in the near future, additional sources of funds will be needed to maintain operations.  These matters give rise to substantial doubt about the Company’s ability to continue as a going concern.

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

[The Balance of  This Page Left Intentionally Blank]

MIRENCO, Inc.

NOTES TO FINANCIAL STATEMENTS – Continued

(unaudited)

March 31, 2006 and 2005

NOTE D - STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2006, the Company issued 1,460,674 shares of common stock for cash of $172,350, which shares were issued at a discount to the fair market value of the shares.

During the three months ended March 31, 2006, the Company issued 5,000 options to directors to purchase common stock at $.1563 per share and 5,000 options at $.2750 per share. The options are exercisable at those prices until January 31, 2014.

During the three months ended March 31, 2006, the Company issued 135,000 options to employees to purchase common stock at $.1525 per share.  The options are exercisable at those prices until January 31, 2014.

The following summarizes the options outstanding at March 31, 2006:

			Weighted-
			average
			exercise
	Number of shares		price
	Outstanding	Exercisable	per share
Outstanding, December 31, 2005	2,109,210	2,109,210	1.23
Granted	145,000	145,000	0.16
Outstanding March 31, 2006	2,254,210	2,254,210	1.07

The following table summarizes information about options outstanding at December 31, 2005 under the Compensatory Stock  Option Plan:

2005 Compensatory Stock Options and Warrants

Options outstanding				Options exercisable

Weighted-average
Range of	Number	remaining	Weighted-average	Number	Weighted-average
exercise prices	outstanding	contractual life	exercise price	exercisable	exercise price
$0.12-$5.00	2,109,210	6.35	$ 1.23	2,109,210	$ 1.23

SFAS 123 requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS 123. The fair value of the option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model. Had the company charged the fair value of the options issued to operations during the period ended March 31, 2006, there would not be a material difference in the net loss as reported.

NOTE E – NOTES PAYABLE

Notes payable consisted of the following at March 31, 2006:

		Current	Long-term
	Total	Portion	Portion

$1,435, including principal and variable interest,
currently 7.75%, guaranteed by stockholder,
guaranteed by Small Business Administration	$ 110,703	$ 8,732	$ 101,971

Capital lease payable to leasing company in
monthly installments of $375.59, including principal
and interest of 20.625%, maturing in July, 2008	7,947	3,039	4,908

	$ 118,650	$ 11,771	$ 106,879

NOTE F – NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consisted of the following at March 31, 2006:

		Current	Long-term
	Total	Portion	Portion

Notes payable to investors, 9% interest payable
quarterly, principal due in March and April, 2007	$ 30,000	$ 20,000	$ 10,000

Note payable to stockholder, 9% interest payable
quarterly, principal due in March, 2007	20,000	20,000	-

Note payable to related Company in monthly
installments of $689, including principal and
interest of 6.75% maturing May, 2009	51,789	4,925	46,865

	$ 101,789	$ 44,925	$ 56,865

NOTE G – MAJOR CUSTOMER

In the first three months of 2006 one major customer accounted for 41% of total sales.

NOTE H – SUBSEQUENT EVENT

During April and May, 2006, 1,228,250 shares of stock were issued for cash of  $147,540.

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

Liquidity and Capital Resources

Cash and equivalents and accounts receivable are currently the Company’s substantial source of  liquidity. The changes in Cash and Equivalents for the three months ended March 31, 2006 and 2005 can be reviewed in the Statements of Cash Flows in PART I Item 1 above.

According to the terms of our purchase agreement with American Technologies to acquire the patents and trademarks, we will pay a 3% royalty of annual gross sales for a period of 20 years, which began November 1, 1999.

Results of Operations

Gross sales of $114,898, including $36,046 in product sales and $78,852 in sales of services, were realized for the three months ended March 31, 2006 and were $19,050 less than sales for the same period one year ago.  Cost of sales for the three months ended March 31, 2006 was $26,126 resulting in a net decrease of $45,176 in gross profit margin. In the three months ended March 31, 2006, $76,814 of employment costs were included in Cost of Sales compared to $48,833 in the corresponding period in the prior year.

A total of 15 full-time individuals, were employed with the Company at March 31, 2006 compared to a total of 19 at March 31, 2005.

 [The Balance of  This Page Left Intentionally Blank]

A comparative breakdown of “Other general and administrative expenses” per the Statements of Operations included in PART I Item 1 above is as follows:

	Three Months	Three Months
	Ended	Ended
	March 31, 2006	March 31, 2005	Note

Royalty	3,405	4,021	1
Advertising	6,782	3,926	2
Depreciation and amortization	10,811	13,311	3
Insurance	15,201	18,699	4
Professional fees	3,809	23,338	5
Office expenses	10,945	9,354	6
Research and development	-	1,200	7
Travel	3,485	18,003	8
Utilities	14,716	15,324	9

Total general and administrative expenses	69,154	107,176

1.

Royalty expense is proportional to sales and is based on sales of products, services and rights related to patents according to the contractual agreement.

2.

Advertising expense for the three months ended March 31, 2006 increased $2,856 over the same period in the prior year because of increased recruiting activities.

3.

Depreciation and amortization expense decreased $2,500 from the corresponding period in the prior year because of computer and other equipment becoming fully depreciated in the prior period.

4.

Insurance expense for the three months ended March 31, 2006 decreased $3,498 from the corresponding period in the prior year because of a thorough examination of current coverage and obtaining a more competitive bid.

5.

Professional fees expense decreased $19,529 because of the discontinuance of the services of several outside consultants employed in 2005.

6.

Office expense for the three months ended March 31, 2006  was comparable to the corresponding period in the prior year.

7.

Research and development expenses  were none for the three months ended March 31, 2006 compared to $1,200 for the same period in 2005 because of the Company’s emphasis of selling existing products as opposed to the development of new products.

8.

Travel expense for the first three months of 2006 was $14,518 less than for the first three months of 2005 due to reduced sales activity.

9.

Utilities expense for the first nine months of 2006was comparable to the expense for the first nine months of 2005.

Interest expense for the three months ended March 31, 2006 and 2005 is a result of obtaining investor loans and bank loans  in 2005 and 2004.

The Company uses estimates in the preparation of its financial statements.  The estimates used relate to valuation of receivables and the useful lives of its equipment and patents. Since the Company’s receivables consist of larger individual accounts, the Company elects to use the direct write off method for those accounts that are deemed to be uncollectible.  The Company believes there is no material difference in this method from the allowance method.  There have been no accounts written off in 2006. If it is determined that potential losses of a material amount in receivables, the allowance for doubtful accounts method will be adopted. No such allowance is considered to be required at this time. If it were determined that the depreciated cost of its equipment and the amortized cost of its patents exceeded their fair market value, there would be a negative impact on the results of operations to the extent the depreciated and amortized cost of these assets exceeded their fair market value. In connection with this, the value of certain real property was reduced in a prior year to conform with an appraisal of the property at that time. No such additional reduction is considered necessary at this time.

The carrying value of long-lived assets is reviewed on a regular basis for the existence of facts and circumstances that suggest impairment. During the first three months of 2006, no material impairment has been indicated. Should there be an impairment in the future, the Company will measure the amount of the impairment based on the amount that the carrying value of the impaired assets exceed the undiscounted cash flows expected to result from the use and eventual disposal of the impaired assets.

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

SFAS 123 requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS 123. The fair value of the option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model. Had the company charged the fair value of the options issued to operations during the period ended March 31, 2006, there would not be a material difference in the net loss as reported.

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

[The Balance of  This Page Left Intentionally Blank]

Item 3.

CONTROLS AND PROCEDURES

An evaluation of the Company’s disclosure controls and procedures and internal controls and procedures was performed on April 26, 2006.  Based on that review, management concludes that the Company’s disclosure controls and procedures adequately ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation date.  There have been no corrective actions with regard to significant deficiencies and material weaknesses since the evaluation date.

[The Balance of  This Page Left Intentionally Blank]

PART II. OTHER INFORMATION

Item 1.

Legal Proceedings

None

Item 2.

Changes in Securities

During the three months ended March 31, 2006, common stock of 1,460,674 shares were issued. Changes in shares outstanding during the first three months are summarized as follows:

Shares Issued

Amount

Shares outstanding January 1, 2006

17,959,954

New shares issued for cash

1,460,674

$172,350

Shares outstanding  March 31, 2006

19,420,628

Item 3.

Defaults upon Senior Securities

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

Employment Agreement with Richard A. Musal. (Incorporated by reference to the Company’s 10QSB filed November 19, 2004)

10.30                    2004 Common Stock Compensation Plan (Incorporated by reference to the Company’s 10KSB filed April 15, 2005)

10.31                  Company’s “Code of Ethics”. (Incorporated by reference to the Company’s 10QSB filed May 13, 2005)

10.32                  Distributor Agreement with Stepp Equipment Company (Incorporated by reference to the Company’s 10QSB filed August 15, 2005)

*10.34

Reseller agreement with Network Car, Inc. dated April 12, 2006.

*31.1

Certificate of Principal Executive Officer dated May 22, 2006.

*31.2

Certificate of Principal Financial Officer dated May 22, 2006.

*32.1

Dwayne Fosseen’s Certification dated May 22, 2006 pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to, SECTION 906 of the Sarbanes-Oxley Act of 2002

 *32.2

Richard A. Musal’s Certification dated May 22, 2006  pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to SECTION 906 of the Sarbanes-Oxley Act of 2002

•

Filed herewith

The following exhibits which have been filed in previous reports are being deleted having been cancelled or no longer applicable:

10.33                 Cancellation of Distributor Agreement with Stepp Equipment Company dated October 31, 2005 (incorporated by reference to the Company’s 10QSB, filed November 15, 2005.

(b) Reports on Form 8-K

The Company filed a report on Form 8-K on April 18, 2006, notifying the Commission as to its late filing of Form 10-KSB for the year ended December 31, 2005.  The Company’s 10-KSB for December 31, 2005, was filed on May 10, 2006.

[The Balance of  This Page Left Intentionally Blank]

Exhibit

10.34

Networkfleet Reseller Agreement

This Is an agreement ("Agreement") between Networkcar and Mirenco, Inc. referred to as "Networkcar Reseller". Networkcar will provide NETWORKCAR RESELLER with the NetworkfleetTM Items and Services d~scribed herein, under the terms and prices set forth in this Agreement and hereby appoints NETWORKCAR RESELLER with a right to distribute the NetworkfleetTM Items and Services under the terms and conditions of this Agreement (as defined below). Defined terms shall be as set forth herein or as defined In Section 16 below.

Terms and Conditions

1. NETWORKCAR ITEMS AND SERVICES. We, (hereinafter

Monday through Friday, excluding Networkcar's holidays). We will
"we," "our" or "Networkcar") will provide NetworkfleetTM Items andassist you via the telephone to diagnose the problem with the Items or
Services which will enable you (hereinafter "you," "your" orServices. We will, on a best-efforts basis, correct errors or
"NETWORKCAR RESELLER") to: (a) collect diagnostic andmalfunctions In the Licensed Matter to enable the Licensed Matter to
Iocational Information from a motor vehicle using a wireless Internetperform the functions described in the operating manuals as soon as device which is installed in that vehicle; (b) analyze, deliver and postpracticable after you notify us of such error or malfunction. If the the information to the vehicle owner's web page within the NetworkcarEquipment is diagnosed as non-functioning during the warranty period, web slte and (c) notify the vehicle owner and a designated third partywe will repair or replace non-functioning components. If, In our sole by e-mall of certain events or information (hereinafter referred to asdetermination, the Equipment is deemed unrepairable, then we will
"Networkfleet Service"). The Networkfieet Items and Services aresend a replacement unit to you. We will pay the Ground shipping designed to provide you with a broad set of automotive diagnostic datacharges to return the Equipment to you. You wlll pay any additional and data derived from Iocatlonal information. By entering Into thischarges for alternative shipping methods requested by you. All non-
Agreement, you are agreeing to become an authorized rese!ler offunctioning Equipment replaced by us will become the property of
Networkfleet Items and Services.Networkcar. Support Servlces provided by us under this Agreement do not Include repair, replacement or correction of any Equipment
What We Provide. During the Term and so long as you comply withdamage Or malfunctions caused by:

the terms set forth In this Agreement (and our other then-current, applicable policies which may change from time to time) we will sell

•

Your failure to properly install the Equipment as described in the you the Equipment, grant you a non-exclusive, non-transferable right tooperating manual;
distribute Networkfleet Items and Services to your customers under our then-current, applicable policies in accordance with the terms set forth•Accident, negligence, theft, vandalism, operator error or misuse, herein,failure of the Equipment site to conform to specifications, failure of
What You Provide. You will provide/do the following in connection withor surges in electrical power, air conditioning or humidity control, abnormal conditions, acts of God (including lightning) or cause the Networkfleet Items and Services: (a) designate an employee toother than normal use; and
become the key distribution coordinator for the Networkfleet Items and
Services; (b) make your key distribution coordinator and designated personnel available for the training we provide; (c) distribute, use and•Modifications, attachments, repairs or parts replacements operate the Networkfleet Items and Services in accordance with anyperformed by you.
instructions provided by us; (d) follow all of the then-current, applicable3.FEES & PAYMENT. During the Term, you agree to pay us the policies made available to you; and (e) abide by all requirements now or hereafter imposed by us for the Networkfleet Items and Services.

applicable fees set forth In Attachment A (the "Fees"); All other Fees
Without our prior written consent, you will not (x) allow the Networkfleetwill be invoiced to you upon shipment of the applicable items or
Items to become installed In, affixed to, or made part of any otherprovision of the applicable Services. You must pay any freight and any sales and/or use taxes. Invoices are due on receipt. You must pay all goods or items or real property other than an automotlve vehicle; (y)amounts without offset. We reserve the right to change our Fees or attach to or install on any Networkfleet Items any accessory, attachment, or other device that would impair the originally IntendedImplement new charges at any time upon thirty (30) days' prior written notice to you. If you do not pay any amount within sixty (60) days after function, operation or good working order of the Networkfleet Items; or
(z) make any modifications to the Networkfleet Items.it Is due, we may impose a late charge on any undisputed unpaid amount of the greater of one percent (1%) of the unpaid amount or
2. SCOPE OF SUPPORT SERVICES. Conditioned upon timelyhighest amount permitted by applicable law.
payment of the applicable Support Service Fee set forth herein and
4. TERM AND TERMINATION. The initial term of this Agreement
while you are not otherwise in default under this Agreement,
Networkcar or its designee will provide the Support Services describedbegins on the date of this Agreement and, unless terminated earlier.as herein. We will provide to you reasonable amounts of consultation andprovided herein continues for twelve (12) months (the "Initial Term').
technical assistance during our regular working hours. If youThereafter, the Term wlll be extended on a month to month basis (the experience a problem with the Networkfleet Items or Services, you"Renewal Term."), unless terminated by either party, with or without may call Networkcar or its designee at I (866) 227-7323 (duringcause, upon thirty (30) days prior written notice. The Initial Term and
Renewal Term are collectively referred to as "Term". If you terminate
Networkcar's regular working hours: 8:00 a.m. to 8:00 p.m., EST,

4510 Executive Dr. Ste. 315, San Diego, CA

www.networkcar.com

Exhibit

10.34

Services under this Agreement and later desire to reinstate Services,agree to indemnify and hold harmless Networkcar, its pari~nt you may receive those Services if you sign another agreement withcompany, The Reynolds and Reynolds Company and each of its
Networkcar and pay Networkcar's then-current, applicable fees.respective employees, directors and agents agalnst any loss, damage, award or expense (Including reasonable attorney's fees) involving a
Either party may terminate this Agreement at any time during theclaim that you or your Associates have violated applicable state or
Initial Term with or without cause by giving sixty (60) days priorfederal laws or regulations. If you fail to defend in a reasonably timely written notice to the other party,manner, then Networkcar shall have the right to defend or settle such
This Agreement and your parttctpation tn the Services as set forthclaim.
herein may be terminated by us prior tothe end of the Term: (i) if you do not comply with any of your obtlgations under this Agreement (or8. GUARANTEES. We guarantee that for a period of one (1) year then-applicable policies and terms), Including any failure to pay anyfollowing the Equipment registration on the Networkcar website (the amounts due; (if) for reasons relating to any breach of applicable state"Warranty Period"), the Equipment will not have defects In material and or federal law; or (111) if we are no longer permitted to make theworkmanship and during the Term: (a) Licensed Matter will be able to
Services available. In the case of (I)herein, Networkcar ~hall provideperform the data processing functions described in the applicable
NETWORKCAR RESELLER with thirty days prior written notice, duringoperating manuals; and (b) Services will be provided In a workmanlike which time NETWORKCAR RESELLER shall have the opportunity tomanner. You may only make claims under this guarantee during the cure any such default so as to bring In substantial compliance with theTerm by promptly notifying us after you learn of the facts supporting terms and conditions set forth herein. In the case of (ii) and (ill) herein,the claim. We will either repair or replace the non-complying Item or
Networkcar may terminate this Agreement ~mmedlately provided that itre-perform the Services; THESE ARE OUR ONLY OBLIGATIONS provides NETWORKCAR RESELLER with written or emall notice ofAND YOUR ONLY REMEDY FOR BREACH OF WARRANTY OR termination delivered no later than the day the termination is to takeGUARANTEE. We do not guarantee Items acquired from others, even effect. In any of the foregoing circumstances, we may, cease providingif acquired with our assistance, The guarantees contained in this
Items and Services subject to the notice and cure requirementsSection are void If you default. Downtime, not caused by a known and contained herein, and obtain any other remedies available. In theuncured defect in the software during the warranty period, Is not a event of termination of this Agreement by either party, both partiesbreach of this Agreement by us and will not entitle you to any refunds agree to cooperate to transition end user service fulfillment toor credits. If you purchased the Extended Limited Warranty, the
Networkcar. All unpaid amounts are Immediately due and payable onWarranty Period shall be extended by such period of time as selected default. All our rights and remedies are cumulative. FAILURE TOin exchange for the payment of the Extended Warranty fees.
MEET THE APPLICABLE REQUIREMENTS OR TO COMPLY WITH
ALL NETWORKCAR POLICIES WILL BE GROUNDS FOR9. LIMITATION OF LIABILITY; DISCLAIMER OF WARRANTIES.
TERMINATION FROM PARTICIPATION IN THE SERVICES,NEITHER PARTY WILL BE LIABLE FOR CONSEQUENTIAL,
SPECIAL, INDIRECT OR INCIDENTAL DAMAGES, INCLUDING
5. PROPRIETARY RIGHTS. You acknowledge and agree that theLOST PROFITS OR LOST DATA, EVEN IF THAT PARTY IS TOLD
NetworkfleetTM Items and Services are our proprietary property, andTHOSE DAMAGES MAY OCCUR. NETWORKCAR'S LIABILITY that we are the owner of all copyrights, trademarks, patents, tradeUNDER CONTRACT, TORT, STRICT LIABILITY OR OTHER LEGAL secrets and other proprietary Information relative to the NetworkfleetTMTHEORY CANNOT EXCEED THE AMOUNT PAID TO
Items and Services. All information related, directly or Indirectly, to theNETWORKCAR " UNDER THIS AGREEMENT BEFORE THE
Items and Services, their development, testing and all other mattersLIABILITY ACCRUES~ NETWORKCAR RESELLER LIABILITY are our trade secrets and may not be disclosed or used by you for anyUNDER CONTRACT, TORT, STRICT LIABILITY OR OTHER LEGAL
purpose except for the performance by you of your obligations underTHEORY CANNOT EXCEED THE UNPAID AMOUNTS OWED TO this Agreement. Title to, ownership of and Intellectual property rights in

NETWORKCAR.

EXCEPT AS STATED IN PARAGRAPH 8,

the NetworkfleetTM Items and Services and any and all improvements,

NETWORKCAR MAKES NO EXPRESS OR IMPLIED WARRANTIES
modifications, fixes or enhancements to the NetworkfieetTM Items andOR GUARANTIES ABOUT THE ITEMS OR SERVICES INCLUDING
Services that arise hereunder, regardless of whether such items orANY IMPLIED WARRANTIES OF MERCHANTABILITY OR FITNESS services are created or suggested by you, will remain in us. YouFOR A PARTICULAR PURPOSE OR OF INTERRUPTED acknowledge such ownership and intellectual property rights and willOPERATIONS WITHOUT ERROR. We are not responsible for: (a)
not take any action to Jeopardize, limit or interfere in any manner withdelays in delivery, Installation or providing Services, except if caused our ownership of or rights with respect to NetworkfleetTM Items andby our negligent or wrongful acts; (b) anythtng outside our reasonable
Service. You will not copy, modify, dissemble or decompile any Item,control or resulting from your breach; or (c) the operation of Items if and will not disclose or provide access to the Items or Services to anyany Item acquired from a third party Is used with the Items.
third party for such a purpose. You shall notify us Immediately of any unauthorized use or disclosure of the NetworkfleetTM

Items and

10. DEFAULT. Subject to the provisions of Section 4, Term and

Services (and the Intellectual property relating thereto) that becomes

Termination, you will be In default If you breach this Agreement or any known to NETWORKCAR RESELLER. You may only use thepolicies we may adopt In connection with the Services, Including any
NetworkfleetTM Items and Servtces as specified in Section 1.failure to pay any amounts due. If you default, we may, without liability, terminate this Agreement and cease providing Items and Services and
6. POLICIES. The Items and Services provided under thisobtain any remedies available. All unpaid amounts are immediately

Agreement will be governed by our then-current, applicable policies,

due and payable on default.

All our rights and remedies are

which are subject to change from time to time. We will provide you cumulative.

with written copies of any changes to the applicable policies. By signing the Agreement, you acknowledge receipt of the current

11. INDEMNIFICATION. You will defend and hold us and our parent policies,company, and the employees and agents, representatives and suppliers of each, harmless against all damages, suits, proceedings,
7. COMPLIANCE WITH RULES AND LAWS. You will comply withliens, penalties and liabilities directly resulting from your possession, all then-current, applicable policies that we may establish and makedistribution, Installation or use of the Items and Services In material available to you from time to time. You will also comply with allbreach of this Agreement subject always to Section 9, Limitation of applicable laws and regulations, including privacy laws, relating to theLiability; Disclaimer of Warranties, NETWORKCAR RESELLER agrees
Items and Services and the transactions contemplated under thisto allow Networkcar to participate in the defense, however nothing
Agreement. You are responsible for the compliance of your affiliates,herein shall limit the right of NETWORKCAR RESELLER to control the employees, agents and consultants (collectively "Associates") with thedefense, terms of this Agreement and any applicable laws or regulations. You

2

4510 Executive Dr. Ste. 315, San Diego, CA 92121

www.networkcar.com

Exhibit

10.34

We wilt defend and Indemnify you for any claim that the NetworkfleetTMWAY. IF ANY REMEDY FALLS TO FULFILL ITS ESSENTIAL
Items provided by us Infringe on the intellectual property rights of anyPURPOSE, THE LIMITATIONS OF LIABILITY AND EXCLUSIONS
third party; provided, however, that you have promptly notified us inOF DAMAGES REMAIN IN EFFECT. Any notice required under this writing of the claim when you receive notice, and that you allow us toAgreement will be in writing and will be delivered by hand, sent by fax control, and cooperate with us in, the defense and any related(if the Sending machine confirms in writing that the fax was received), settlement negotiations. Networkcar agrees to allow NETWORKCARor mailed by registered, certified mail or other receipted delivery
RESELLER to participate in the defense, however nothing herein shallservice, return receipt requested, to the addresses stated in this limit Networkcar's right to control the defense. This obligation shall notAgreement. You may not assign, sublease, sublicense or In any way be limited by Section 9.dispose of the Items or your rights and obligations under this
Agreement without Networkcar!s prior written consent. This
t2. TRADEMARKS. You may not use our trademarks, service marksAgreement contains the entire agreement about the Items and or tradenames without our prior written approval of all aspects of eachServices which are the subject of the Agreement and prevails over all such usage. Subject to your reasonable approval and compliance withoral and written communications or agreements between you and us your guidelines pertaining to the use of your name and trademarks, weabout such Items and Services. No prior statement will be part of this can use, copy, distribute and publish in connection with the ServicesAgreement. No action, regardless of form, related to this Agreement your name and trademarks for the purpose of informing customers thatmay be brought by you or us more than one year after the cause of you are an authorized distributor of the Networkcar Items andaction has accrued. The obligations of the parties under Section 3, 5,
Services.6, 7, 9, 11, 12 and 15 will not expire.

'13, ARBITRATION. Any controversy between you and us related

'16. DEFINITIONS. The following definitions apply: (a) Equipment -
directly or Indirectly to the Item or Services will be settled by bindingNetworkfleetTM device or other equipment Items (other than Licensed arbitration under the commercial rules of the American ArbitrationMatter) as described herein ; (b) Items - Equipment and Licensed
Association. It does not matter whether the controversy is based onMatter; (c) Licensed Matter - Networkcar software, including contract, tort, strict liability or other legal theory. The arbitration will becorrections and any Improvement or modification that we provide to held in Dayton, Ohio (or the home state of our assignee of thisyou, and anything provided by us for use with the Networkcar software
Agreement), by one arbitrator knowledgeable and experienced in theor Equipment, such as books or manuals or other printed materials; (d)
electronic information services industry who is a licensed attorney andOther Providers - anyone other than us that provides Items or Services a member of the state bar association for the venue in which theto you; (e) Services - Networkcar Services (described In Section 1 arbitration Is to be held.above) and support services for the Equipment and Software; (f)
Subscriber - any individual or fleet entity that enters into a Subscriber
'14. ITEM / VEHICLE REGISTRATION REQUIREMENTS. You agreeAgreement with us; (g) us or we or Networkcar- Networkcar, Inc., One to promptly register any Networkfleet Items along with any associatedReynolds Way, Kettedng, OH 45430; and (j) our - belonging to us.
vehicle Information using the web-based registration methods we provide to you. Upon registration of the item and vehicle from you, we17. EXPORT. You agree that you will remain in full compliance with will activate any purchased Network'fleet Services for the applicableapplicable export and import taws, regulations orders and policies vehicle. We may change the Item/Vehicle Registration process from(including, but not limited to, securing atl necessary clearance time to time In our sole discretion,requirements, export and Import licenses and exemptions, and making al proper filings). We may, at our sole discretion and upon reasonable
15. GENERAL. This Agreement will not be binding on us until ournotice, require you to provide us with written certification relating to authorized management or corporate officer signs it. No change,your compliance with applicable export and Import laws or prohibit you waiver or approval by us will be binding unless signed by ourfrom doing business with certain customers in order to ensure that you authorized representative. This Agreement will be read and enforcedcomply with applicable export and Import laws. NETWORKCAR under Ohio law applicable to contracts executed and performedRESELLER shall not be obligated to submit such a report more completely In Ohio between Ohio residents. If part of this Agreementfrequently than twice per calendar year. You will Indemnify us for is held invalid or unenforceable, the Invalid part will be deleted and thedamages awarded as a result of claims made against us for your rest will remain in effect. EACH PART OF THIS AGREEMENT THATdeliberate failure to comply with applicable export and Import laws,
LIMITS LIABILITY, DISCLAIMS WARRANTIES OR GUARANTEES,regulations or orders applicable to the sale or delivery of the
OR EXCLUDES DAMAGES IS SEVERABLE AND INDEPENDENTNetworkfleetTM Items and Services.
OF ANY OTHER PROVISION AND IS TO BE ENFORCED THAT

NETWORKCAR, INC.

COMPANY NAME Mirenco, Inc.

I certify that I have read and understand the terms and conditions

Included with this agreement

By:___________________________ Date:4/12/2006                                                     By:_________________________Date: 4/3/2006

Paul Washicko – President

Dwayne Fosseen, CEO

                                     Print Name and Title

The signing person represents that he/she Is authorized to sign this agreement for you.

3

4510 Executive Dr. Ste. 315, San Diego, CA 92121

                                                      www.networkcar.com

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mirenco, Inc.
(Registrant)

By: /s/ Richard A. Musal -------------------------------------- Richard A. Musal Chief Financial Officer

Date: May 22, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Dwayne Fosseen ------------------------------------- Dwayne Fosseen Chairman of the Board, Chief Executive Officer and Director

Date: May 22, 2006

By: /s/ Don Williams ----------------------------------- Don Williams Director

Date: May 22, 2006

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

Date:   May 22,2006

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

Date:  May 22, 2006

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

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Dwayne Fosseen, Chief Executive Officer of Mirenco, Inc. (the “Company”), pursuant to 18 U.S.C. section 1350, certify that, to my knowledge:

(1)

The Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Dwayne Fosseen

Dwayne Fosseen

Chief Executive Officer and President

May 22, 2006

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Richard A. Musal, Chief Financial Officer of Mirenco, Inc. (the “Company”), pursuant to 18 U.S.C. section 1350, certify that, to my knowledge:

(1)

The Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Richard A. Musal

Richard A. Musal

Chief Financial Officer

May 22, 2006