Form 10-Q
period 2006-06-30
MIRENCO INC
filed 2006-08-18
CIK 1041609

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 21,187,225 shares of no par value common stock as of August 14, 2006.

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

[The Balance of  This Page Left Intentionally Blank]

PART I – Financial Information

Item 1.       Financial Statements

MIRENCO, Inc.
BALANCE SHEET
(unaudited)
June 30, 2006

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 44,401
Accounts receivable	58,671
Inventories	109,862
Other	5,784
Total current assets	218,718
PROPERTY AND EQUIPMENT, net	515,919
PATENTS AND TRADEMARKS, net	8,992
$ 743,629

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of note payable	$ 7,470
Current portion of capital lease	3,202
Accounts payable	143,403
Accrued expenses	58,116
Due to officers	181,328
Other current liabilities	25,739
Notes payable to related parties	55,008
Total current liabilities	474,266

LONG TERM LIABILITIES
Notes payable, less current portion	101,469
Notes payable to related parties, less current portion	45,581
Capital lease, less current portion	4,044
Total long term liabilities	151,094

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 50,000,000 shares authorized	-
no shares issued or outstanding
Common stock, no par value: 100,000,000 shares authorized,
20,789,225 shares issued and outstanding	9,609,710
Additional paid-in capital	1,714,954
Deferred compensation	(1,307)
Accumulated (deficit)	(11,205,088)
118,269
$ 743,629

See the accompanying notes to the financial statements

MIRENCO, Inc.
STATEMENTS OF OPERATIONS
(unaudited)
	Three Months	Three Months
	Ended	Ended
	June 30, 2006	June 30, 2005

Sales	$ 192,995	$ 187,807

Cost of sales	119,582	67,454

Gross profit	73,413	120,353

Salaries and wages	151,067	242,676
Other general and administrative expenses	83,377	104,901

	234,444	347,577

(Loss) from operations	(161,031)	(227,224)

Other income (expense)
Interest income	1	1
Interest expense	(5,471)	(4,416)

	(5,470)	(4,415)

NET (LOSS)	$ (166,501)	$ (231,639)

Net (loss) per share available for common
shareholders - basic and diluted	$ (0.01)	$ (0.01)

Weighted-average shares outstanding -
basic and diluted	20,393,779	16,582,495

See the accompanying notes to the financial statements

MIRENCO, Inc.
STATEMENTS OF OPERATIONS

	Six Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2005

Sales	$ 307,893	$ 321,755

Cost of sales	212,404	134,150

Gross profit	95,489	187,605

Salaries and wages	269,763	453,812
Other general and administrative expenses	152,531	212,077

	422,294	665,889

(Loss) from operations	(326,805)	(478,284)

Other income (expense)
Interest income	2	1
Interest expense	(10,989)	(9,302)

	(10,987)	(9,301)

NET (LOSS)	$ (337,792)	$ (487,585)

Net (loss) per share available for common
shareholders - basic and diluted	$ (0.02)	$ (0.03)

Weighted-average shares outstanding -
basic and diluted	19,282,854	16,582,495

See the accompanying notes to the financial statements

MIRENCO, Inc.
STATEMENTS OF CASH FLOWS
(unaudited)
	Six Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2005
Cash flows from operating activities
Net cash (used in) operating activities	$ (286,844)	$ (436,499)

Cash flows from investing activities
Net cash (used in) investing activities	(50)	(5,583)

Cash flows from financing activities
Proceeds from issuance of stock	338,245	489,461
Principal payments on long-term debt:
Banks and others	(9,554)	(4,400)
Related parties	(2,380)	(2,225)
Net cash provided by financing activities	326,311	482,836

Increase in cash and cash equivalents	39,417	40,754

Cash and cash equivalents, beginning of period	4,984	33,127

Cash and cash equivalents, end of period	$ 44,401	$ 73,881

See the accompanying notes to the financial statements

MIRENCO, Inc.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

June 30, 2006

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

NOTE C - REALIZATION OF ASSETS

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. Net loss for the six months ended June 30, 2006 was ($337,792).  The Company has incurred net losses aggregating $11,205,088 from inception,  and may continue to incur net losses in the future. In addition, the Company had a working capital deficiency of ($255,548) as of June 30, 2006. If revenues do not increase substantially in the near future, additional sources of funds will be needed to maintain operations.  These matters give rise to substantial doubt about the Company’s ability to continue as a going concern.

Management and other personnel have been focused on product exposure and marketing. The Company’s management team has diligently explored several market segments relative to the Company’s product and service lines over the past 24 months.  From that exploration, the Company has decided it is in its best interests to market other products that are related to the DriverMax® product line.   In that respect, the Company has become an authorized reseller for Network Car, Inc. to market its Networkfleet product which is a vehicle tracking and diagnostic reporting product that focuses on productivity and fuel efficiency.   Management also believes a large market exists for the Company’s testing and evaluation services and the information resulting from those services. By concentrating the sales efforts within its own reasonable geographical area, management believes it can better provide a professional, consultative approach toward customers needs and prove the value of its products and services.  Management will focus on the Company’s efforts on the sales of products, services, and programs with sensible controls over expenses.  Management believes these steps, if successful, will improve the Company’s liquidity and operating results, allowing it to continue in existence.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

[The Balance of  This Page Left Intentionally Blank]

MIRENCO, Inc.

NOTES TO FINANCIAL STATEMENTS – Continued

(unaudited)

June 30, 2006

NOTE D - STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2006, the Company issued 2,829,271 shares of common stock for cash of $338,243, which shares were issued at a discount to the fair market value of the shares.

During the six months ended June 30, 2006, the Company issued 5,000 options to directors to purchase common stock at $.1563 per share, 5,000 options at $.2750 per share and 5,000 option at $.3750 per share. The options are exercisable at those prices until January 31, 2014.  In addition, 10,000 options to purchase common stock at $.3375 per share were issued to an employee, also exercisable through January 31, 2014.  In addition, 135,000 options to purchase common stock at $.1525 per share were issued to employees, also exercisable through January 31, 2014.

The following summarizes the options outstanding at June 30, 2006:

			Weighted-
			average
			exercise
	Number of shares		price
	Outstanding	Exercisable	per share
Outstanding, December 31, 2005	2,109,210	2,109,210	1.23
Granted	160,000	160,000	0.17
Exercised	-	-	-
Outstanding June 30, 2006	2,269,210	2,269,210	$ 1.16

The following table summarizes information about options outstanding at June 30, 2006 under the Compensatory Stock  Option Plan:

2006 Compensatory Stock Options and Warrants

Options outstanding				Options exercisable

Weighted-average
Range of	Number	remaining	Weighted-average	Number	Weighted-average
exercise prices	outstanding	contractual life	exercise price	exercisable	exercise price
$0.12-$5.00	2,269,210	6.35	$ 1.16	2,269,210	$ 1.16

SFAS 123 requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS 123. The fair value of the option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model. Had the company charged the fair value of the options issued to operations during the period ended June 30, 2006, there would not be a material difference in the net loss as reported.

NOTE E – NOTES PAYABLE

Notes payable consisted of the following at June 30, 2006:

		Current	Long-term
	Total	Portion	Portion
Note payable to bank in monthly installments of
$1,621, including principal and variable interest,
currently 10.50%, guaranteed by stockholder,
guaranteed by Small Business Administration	$ 108,939	$ 7,470	$ 101,469

Capital lease payable to leasing company in
monthly installments of $376, including principal
and interest of 20.625%, maturing in July, 2008	7,246	3,202	4,044

	$ 116,185	$ 10,672	$ 105,513

NOTE F – NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consisted of the following at June 30, 2006:

		Current	Long-term
	Total	Portion	Portion
Notes payable to investors, 9% interest payable
quarterly, principal due in March and April, 2007	$ 30,000	$ 30,000	$ -

Note payable to stockholder, 9% interest payable
quarterly, principal due in March, 2007	20,000	20,000	-

Note payable to related Company in monthly
installments of $689, including principal and
interest of 6.75% maturing May, 2009	50,589	5,008	45,581

	$ 100,589	$ 55,008	$ 45,581

NOTE G – MAJOR CUSTOMER

In the first six months of  2006 two major customers accounted for 53% of total sales.

NOTE H – SUBSEQUENT EVENT

During July and August, 2006, 398,000 shares of stock were issued for cash of  $49,450.

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

Liquidity and Capital Resources

Cash and equivalents and accounts receivable are currently the Company’s substantial source of  liquidity. The changes in Cash and Equivalents for the six months ended June 30, 2006 and 2005 can be reviewed in the Statements of Cash Flows in PART I Item 1 above.

According to the terms of our purchase agreement with American Technologies to acquire the patents and trademarks, we have incurred a 3% royalty of annual gross sales for a period of 20 years, which began November 1, 1999.

Results of Operations

Gross sales of $307,893, including $100,813 in product sales and $207,080 in sales of services, were realized for the six months ended June 30, 2006 and were $13,862 less than sales for the same period one year ago.  Cost of sales for the six months ended June 30, 2006 was $212,404 resulting in a net decrease of $92,117 in gross profit margin. In the six months ended June 30, 2006, $172,313 of employment costs were included in Cost of Sales compared to $94,575 in the corresponding period in the prior year.

A total of 17 full-time individuals, were employed with the Company at June 30, 2006 compared to a total of 19 at June 30, 2005.

 [The Balance of  This Page Left Intentionally Blank]

A comparative breakdown of “Other general and administrative expenses” per the Statements of Operations included in PART I Item 1 above is as follows:

	Six Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2005

Royalty	$ 9,195	$ 9,656
Advertising	4,383	10,572
Depreciation and amortization	21,706	25,034
Insurance	30,912	38,429
Professional fees	22,717	31,939
Office expenses	23,519	24,608
Research and development	-	9,067
Travel	17,431	34,994
Utilities	22,668	27,778

Total general and administrative expenses	$ 152,531	$ 212,077

1.

Royalty expense is proportional to sales and is based on sales of products, services and rights related to patents according to the contractual agreement.

2.

Advertising expense for the six months ended June, 2006 decreased $6,189 over the same period in the prior year because of decreased recruiting activities.

3.

Depreciation and amortization expense decreased $3,328 from the corresponding period in the prior year because of computer and other equipment becoming fully depreciated in the prior period.

4.

Insurance expense for the six months ended June 30, 2006 decreased $7,517 from the corresponding period in the prior year because of a thorough examination of current coverage and obtaining a more competitive bid.

5.

Professional fees expense decreased $9,222 because of the discontinuance of the services of several outside consultants employed in 2005.

6.

Office expense for the six months ended June 30, 2006  was comparable to the corresponding period in the prior year.

7.

Research and development expenses  were none for the six months ended June 30, 2006 compared to $9,067 for the same period in 2005 because of the Company’s emphasis of selling existing products as opposed to the development of new products.

8.

Travel expense for the first six months of 2006 was $17,563 less than for the first six months of 2005 due to reduced sales activity.

9.

Utilities expense for the first six months of 2006 was comparable to the expense for the first six months of 2005.

Interest expense for the six months ended June 30, 2006 and 2005 is a result of obtaining investor loans and bank loans  in 2005 and 2004.

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

The carrying value of long-lived assets is reviewed on a regular basis for the existence of facts and circumstances that suggest impairment. During the first six months of 2006, no material impairment has been indicated. Should there be an impairment in the future, the Company will measure the amount of the impairment based on the amount that the carrying value of the impaired assets exceed the undiscounted cash flows expected to result from the use and eventual disposal of the impaired assets.

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

SFAS 123 requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS 123. The fair value of the option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model. Had the company charged the fair value of the options issued to operations during the period ended June 30, 2006, there would not be a material difference in the net loss as reported.

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

[The Balance of  This Page Left Intentionally Blank]

PART II. OTHER INFORMATION

Item 1.

Legal Proceedings

None

Item 2.

Changes in Securities

During the six months ended June 30, 2006, common stock of 2,829,271shares were issued. Changes in shares outstanding during the first six months are summarized as follows:

	Shares Issued	Amount

Shares outstanding January 1, 2006	17,959,954	$ 9,271,465
New shares issued for cash	2,829,271	338,245
Shares outstanding June, 30, 2006	20,789,225	$ 9,609,710

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

Employment Agreement with Richard A. Musal. (Incorporated by reference to the Company’s 10QSB filed November 19, 2004)

10.30                    2004 Common Stock Compensation Plan (Incorporated by reference to the Company’s 10KSB filed April 15, 2005)

10.31                  Company’s “Code of Ethics”. (Incorporated by reference to the Company’s 10QSB filed May 13, 2005)

10.32                  Distributor Agreement with Stepp Equipment Company (Incorporated by reference to the Company’s 10QSB filed August 15, 2005)

10.34

Reseller agreement with Network Car, Inc. dated April 12, 2006. (incorporated b reference to the Company’s 10QSB filed May 22, 2006.).

*31.1

Certificate of Principal Executive Officer dated August, 2006.

*31.2

Certificate of Principal Financial Officer dated August, 2006.

*32.1

Dwayne Fosseen’s Certification dated August, 2006 pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to, SECTION 906 of the Sarbanes-Oxley Act of 2002

 *32.2

Richard A. Musal’s Certification dated August, 2006  pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to SECTION 906 of the Sarbanes-Oxley Act of 2002

•

Filed herewith

The Balance of  This Page Left Intentionally Blank

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mirenco, Inc.
(Registrant)

By: /s/ Richard A. Musal -------------------------------------- Richard A. Musal Chief Financial Officer

Date:  August 18, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Dwayne Fosseen ------------------------------------- Dwayne Fosseen Chairman of the Board, Chief Executive Officer and Director

Date:  August 18, 2006

By: /s/ Don Williams ----------------------------------- Don Williams Director

Date:  August 18, 2006

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

Date:   August 18, 2006

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

Date:  August 18, 2006

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

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Dwayne Fosseen, Chief Executive Officer of Mirenco, Inc. (the “Company”), pursuant to 18 U.S.C. section 1350, certify that, to my knowledge:

(1)

The Company’s Quarterly Report on Form 10-QSB for the period ended June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Dwayne Fosseen

Dwayne Fosseen

Chief Executive Officer and President

August 18, 2006

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Richard A. Musal, Chief Financial Officer of Mirenco, Inc. (the “Company”), pursuant to 18 U.S.C. section 1350, certify that, to my knowledge:

(1)

The Company’s Quarterly Report on Form 10-QSB for the period ended June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Richard A. Musal

Richard A. Musal

Chief Financial Officer

August 18, 2006