Form 10QSB
period 2006-09-30
MIRENCO INC
filed 2006-11-21
CIK 1041609

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 21,952,558 shares of no par value common stock as of November 20, 2006.

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

[The Balance of  This Page Left Intentionally Blank]

PART I – Financial Information

Item 1.       Financial Statements

MIRENCO, Inc.
BALANCE SHEET
(unaudited)
September 30, 2006

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 10,211
Accounts receivable	65,494
Inventories	113,324
Other	9,291
Total current assets	198,320
PROPERTY AND EQUIPMENT, net	505,890
PATENTS AND TRADEMARKS, net	8,585
$ 712,795

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of note payable	$ 7,377
Current portion of capital lease	3,373
Accounts payable	181,553
Accrued expenses	46,862
Due to officers	191,583
Other current liabilities	21,242
Notes payable to related parties	55,093
Total current liabilities	507,083

LONG TERM LIABILITIES
Notes payable, less current portion	143,931
Notes payable, to related parties, less current portion	-
Capital lease, less current portion	3,134
Total long term liabilities	147,065

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 50,000,000 shares authorized	-
no shares issued or outstanding
Common stock, no par value: 100,000,000 shares authorized,
21,704,558 shares issued and outstanding	9,721,240
Additional paid-in capital	1,714,954
Deferred compensation	(869)
Accumulated (deficit)	(11,376,678)
58,647
$ 712,795

See the accompanying notes to the financial statements

MIRENCO, Inc.
STATEMENTS OF OPERATIONS
(unaudited)
	Three Months	Three Months
	Ended	Ended
	September 30, 2006	September 30, 2005

Sales	$ 141,571	$ 240,163

Cost of sales	91,702	71,109

Gross profit	49,869	169,054

Salaries and wages	155,117	212,602
Other general and administrative expenses	60,872	99,568

	215,989	312,170

(Loss) from operations	(166,120)	(143,116)

Other income (expense)
Interest income	1	-
Interest expense	(5,470)	(5,501)

	(5,469)	(5,501)

NET (LOSS)	$ (171,589)	$ (148,617)

Net (loss) per share available for common
shareholders - basic and diluted	$ (0.01)	$ (0.01)

Weighted-average shares outstanding -
basic and diluted	21,225,151	17,858,230

See the accompanying notes to the financial statements

MIRENCO, Inc.
STATEMENTS OF OPERATIONS

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2006	September 30, 2005

Sales	$ 449,464	$ 561,918

Cost of sales	304,106	205,259

Gross profit	145,358	356,659

Salaries and wages	424,882	666,414
Other general and administrative expenses	213,403	311,646

	638,285	978,060

(Loss) from operations	(492,927)	(621,401)

Other income (expense)
Interest income	3	2
Interest expense	(16,458)	(14,804)

	(16,455)	(14,802)

NET (LOSS)	$ (509,382)	$ (636,203)

Net (loss) per share available for common
shareholders - basic and diluted	$ (0.03)	$ (0.04)

Weighted-average shares outstanding -
basic and diluted	19,795,316	16,370,032

See the accompanying notes to the financial statements

MIRENCO, Inc.
STATEMENTS OF CASH FLOWS
(unaudited)
	Nine Months	Nine Months
	Ended	Ended
	September 30, 2006	September 30, 2005
Cash flows from operating activities
Net cash (used in) operating activities	$ (424,201)	$ (528,791)

Cash flows from investing activities
Net cash (used in) investing activities	(50)	(6,408)

Cash flows from financing activities
Proceeds from issuance of stock	449,775	514,461
Principal payments on long-term debt:
Banks and others	(16,696)	(8,353)
Related parties	(3,601)	(2,226)
Net cash provided by financing activities	429,478	503,882

Increase in cash and cash equivalents	5,227	(31,317)

Cash and cash equivalents, beginning of period	4,984	33,127

Cash and cash equivalents, end of period	$ 10,211	$ 1,810

See the accompanying notes to the financial statements

MIRENCO, Inc.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

September 30, 2006

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

NOTE C - REALIZATION OF ASSETS

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. Net loss for the nine months ended September 30, 2006 was ($509,382).  The Company has incurred net losses aggregating $11,376,678 from inception,  and may continue to incur net losses in the future. In addition, the Company had a working capital deficiency of ($308,763) as of September 30, 2006. If revenues do not increase substantially in the near future, additional sources of funds will be needed to maintain operations.  These matters give rise to substantial doubt about the Company’s ability to continue as a going concern.

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

[The Balance of  This Page Left Intentionally Blank]

MIRENCO, Inc.

NOTES TO FINANCIAL STATEMENTS – Continued

(unaudited)

September 30, 2006

NOTE D - STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2006, the Company issued 3,744,604 shares of common stock for cash of $449,775, which shares were issued at a discount to the fair market value of the shares.

During the nine months ended September 30, 2006, the Company issued 5,000 options to directors to purchase common stock at $.1563 per share, 5,000 options at $.2750 per share, 5,000 options at $.3750 per share and 5,000 options at $.2625 per share. The options are exercisable at those prices until January 31, 2014.  In addition, 10,000 options to purchase common stock at $.3375 per share were issued to an employee, also exercisable through January 31, 2014.  In addition, 135,000 options to purchase common stock at $.1525 per share were issued to employees, also exercisable through January 31, 2014.

The following summarizes the options outstanding at September 30, 2006:

			Weighted-
			average
			exercise
	Number of shares		price
	Outstanding	Exercisable	per share
Outstanding, December 31, 2005	2,109,210	2,109,210	1.23
Granted	165,000	165,000	0.18
Exercised	-	-	-
Outstanding September 30, 2006	2,274,210	2,274,210	$ 1.16

The following table summarizes information about options outstanding at September 30, 2006 under the Compensatory Stock  Option Plan:

2006 Compensatory Stock Options and Warrants

Options outstanding				Options exercisable

Weighted-average
Range of	Number	remaining	Weighted-average	Number	Weighted-average
exercise prices	outstanding	contractual life	exercise price	exercisable	exercise price
$0.12-$5.00	2,274,210	8.54	$ 1.16	2,274,210	$ 1.16

SFAS 123 requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS 123. The fair value of the option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model. Had the company charged the fair value of the options issued to operations during the period ended September 30, 2006, there would not be a material difference in the net loss as reported.

NOTE E – NOTES PAYABLE

Notes payable consisted of the following at September 30, 2006:

		Current	Long-term
	Total	Portion	Portion
Note payable to bank in monthly installments of
$1,621, including principal and variable interest,
currently 10.50%, guaranteed by stockholder,
guaranteed by Small Business Administration	$ 107,033	$ 7,377	$ 99,656

Capital lease payable to leasing company in
monthly installments of $375.59, including principal
and interest of 20.625%, maturing in July, 2008	6,507	3,373	3,134

	$ 113,540	$ 10,750	$ 102,790

NOTE F – NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consisted of the following at September 30, 2006:

		Current	Long-term
	Total	Portion	Portion
Notes payable to investors, 9% interest payable
quarterly, principal due in March and April, 2007	$ 30,000	$ 30,000	$ -

Note payable to stockholder, 9% interest payable
quarterly, principal due in March, 2007	20,000	20,000	-

Note payable to related Company in monthly
installments of $689, including principal and
interest of 6.75% maturing May, 2009	49,368	5,093	44,275

	$ 99,368	$ 55,093	$ 44,275

NOTE G – MAJOR CUSTOMER

In the first nine months of  2006 three major customers accounted for 78% of total sales.

NOTE H – SUBSEQUENT EVENT

During October and November, 2006, 268,000 shares of stock were issued for cash of  $32,160.

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

Liquidity and Capital Resources

Cash and equivalents and accounts receivable are currently the Company’s substantial source of  liquidity. The changes in Cash and Equivalents for the six months ended September 30, 2006 and 2005 can be reviewed in the Statements of Cash Flows in PART I Item 1 above.

According to the terms of our purchase agreement with American Technologies to acquire the patents and trademarks, we have incurred a 3% royalty of annual gross sales for a period of 20 years, which began November 1, 1999.

Results of Operations

Gross sales of $449,464, including $130,723 in product sales and $318,741 in sales of services, were realized for the nine months ended September 30, 2006 and were $112,454 less than sales for the same period one year ago.  Cost of sales for the nine months ended September 30, 2006 was $304,106 resulting in a net decrease of $211,301 in gross profit margin. In the nine months ended September 30, 2006, $248,035 of employment costs were included in Cost of Sales compared to $154,052 in the corresponding period in the prior year.  Salary expense for the nine months ended September 30, 2006 was $424,882 compared to $666,414 in the corresponding period in the prior year.  After accounting for the employment costs included in cost of sales, salaries decreased $147,549.

A total of 17 full-time individuals, were employed with the Company at September 30, 2006 compared to a total of 21at September 30, 2005.

 [The Balance of  This Page Left Intentionally Blank]

A comparative breakdown of “Other general and administrative expenses” per the Statements of Operations included in PART I Item 1 above is as follows:

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2006	September 30, 2005

Royalty	$ 13,442	$ 16,722
Advertising	4,550	14,336
Depreciation and amortization	32,580	35,848
Insurance	45,578	53,040
Professional fees	24,423	40,841
Office expenses	33,828	37,851
Testing Equipment and Supplies	-	9,867
Travel	26,832	62,536
Utilities	32,170	40,605

Total general and administrative expenses	$ 213,403	$ 311,646

1.

Royalty expense is proportional to sales and is based on sales of products, services and rights related to patents according to the contractual agreement.

2.

Advertising expense for the nine months ended September, 2006 decreased $9,786 over the same period in the prior year because of decreased recruiting activities.

3.

Depreciation and amortization expense decreased $3,268 from the corresponding period in the prior year because of computer and other equipment becoming fully depreciated in the prior period.

4.

Insurance expense for the nine months ended September 30, 2006 decreased $7,462 from the corresponding period in the prior year because of a thorough examination of current coverage and obtaining a more competitive bid.

5.

Professional fees expense decreased $16,418 because of the discontinuance of the services of several outside consultants employed in 2005.

6.

Office expense for the nine months ended September 30, 2006  was comparable to the corresponding period in the prior year.

7.

Testing Equipment and Supplies decreased for the nine months ended September 30, 2006 compared to $9,867 for the same period in 2005 because no additional equipment was purchased.

8.

Travel expense for the first nine months of 2006 was $35,704 less than for the first nine months of 2005 due to reduced travel time by technicians.

9.

Utilities expense for the first nine months of 2006 was comparable to the expense for the first nine months of 2005.

Interest expense for the nine months ended September 30, 2006 and 2005 is a result of obtaining investor loans and bank loans  in 2005 and 2004.

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

The carrying value of long-lived assets is reviewed on a regular basis for the existence of facts and circumstances that suggest impairment. During the first nine months of 2006, no material impairment has been indicated. Should there be an impairment in the future, the Company will measure the amount of the impairment based on the amount that the carrying value of the impaired assets exceed the undiscounted cash flows expected to result from the use and eventual disposal of the impaired assets.

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

SFAS 123 requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS 123. The fair value of the option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model. Had the company charged the fair value of the options issued to operations during the period ended September 30, 2006, there would not be a material difference in the net loss as reported.

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

[The Balance of  This Page Left Intentionally Blank]

PART II. OTHER INFORMATION

Item 1.

Legal Proceedings

None

Item 2.

Changes in Securities

During the nine months ended September 30, 2006, common stock of 3,744,604 shares were issued. Changes in shares outstanding during the first nine months are summarized as follows:

	Shares Issued	Amount

Shares outstanding January 1, 2006	17,959,954	$ 9,271,465
New shares issued for cash	3,744,604	449,775
Shares outstanding September, 30, 2006	21,704,558	$ 9,721,240

Item 3.

Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

The 2006 Annual Meeting of Shareholders of Mirenco, Inc. was held at the Ames Auditorium on September 29, 2006 for the purpose of electing directors and ratifying  the appointment of Stark, Winter, Schenkein & Co. LLP, as the Company’s certified  public accountants for the fiscal year ending December 31, 2006.  All directors’ terms will expire on the date of the 2007 Annual Meeting, which has not yet been determined.  The results of the matters submitted to shareholders are as follows:

Item 5.  Other Information

	Number of Votes Cast
		Against or	Number of
Matter Voted Upon	For	Withheld	Abstentions

Election of Dwayne L. Fosseen as Director	12,166,145		-
Election of Don D. Williams as Director	12,166,145		-
Election of Merlin C. Hanson as Director	12,166,145		-
Election of Timothy L. Nuegent as Director	12,166,145		-
Election of Richard A. Musal as Director	12,166,145		-
Appointment of Stark, Winter, Schenkein & Co. LLP as the Company's
independent auditors for the fiscal year ending December 31, 2005	12,166,145		-

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

10.30                    2004 Common Stock Compensation Plan (Incorporated by reference to the Company’s 10KSB filed April 15, 2005)

10.31                  Company’s “Code of Ethics”. (Incorporated by reference to the Company’s 10QSB filed May 13, 2005)

10.34

Reseller agreement with Network Car, Inc. dated April 12, 2006. (incorporated b reference to the Company’s 10QSB filed May 22, 2006.).

*31.1

Certificate of Principal Executive Officer dated November 20, 2006.

*31.2

Certificate of Principal Financial Officer dated November 20, 2006.

*32.1

Dwayne Fosseen’s Certification dated November 20, 2006 pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to, SECTION 906 of the Sarbanes-Oxley Act of 2002

 *32.2

Richard A. Musal’s Certification dated November 20, 2006  pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to SECTION 906 of the Sarbanes-Oxley Act of 2002

•

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

Date:  November 20, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Dwayne Fosseen ------------------------------------- Dwayne Fosseen Chairman of the Board, Chief Executive Officer and Director

Date:  November 20, 2006

By: /s/ Don Williams ----------------------------------- Don Williams Director

Date:  November 20, 2006

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

Date:   November 20, 2006

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

Date:  November 20, 2006

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

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Dwayne Fosseen, Chief Executive Officer of Mirenco, Inc. (the “Company”), pursuant to 18 U.S.C. section 1350, certify that, to my knowledge:

(1)

The Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Dwayne Fosseen

Dwayne Fosseen

Chief Executive Officer and President

November 20, 2006

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Richard A. Musal, Chief Financial Officer of Mirenco, Inc. (the “Company”), pursuant to 18 U.S.C. section 1350, certify that, to my knowledge:

(1)

The Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Richard A. Musal

Richard A. Musal

Chief Financial Officer

November 20, 2006