Form 10KSB
period 2006-12-31
MIRENCO INC
filed 2007-04-25
CIK 1041609

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

NONE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  X  NO __

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this Form 10-KSB, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

The issuer's revenues for the most recent fiscal year were $591,253.

The aggregate market value of the voting stock held by nonaffiliates, based on the closing sale price of the over-the-counter market on April 24, 2007 was 2,765,104. As of April 24, 2007, there were 24,995,358 shares of Common Stock, no par value, outstanding.

MIRENCO, INC.

FORM 10-KSB

Fiscal Year Ended December 31, 2006

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

The Balance of This Page Left Intentionally Blank

PART I

ITEM 1. Description of Business

(a) Development

Mirenco, Inc. was organized and incorporated in the State of Iowa on February 21, 1997. We develop, market and distribute technologically advanced products for throttle control of internal combustion vehicles to improve fuel efficiency, reduce vehicle maintenance costs, and reduce environmental emissions. Mirenco also offers consultative services in evaluating diesel engines through its Combustion Management Program which consists of testing procedures, comparison to other engines on its proprietary data base and making recommendations for maintenance activities and/or application of Mirenco’s patented technology.

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

 Mirenco, Inc. also offers MDEP (Mirenco Diesel Evaluation Procedure).

MDEP consists of an evaluation of a diesel engine based on a comparison with like engines.    An evaluation is completed by performing a modified SAE-J1667 as well as a MIR 120 Second Transient evaluation.  Mirenco has developed an extensive database of evaluation results for thousands of diesel engines using these techniques.

From these results Mirenco can evaluate the condition of the engine, determine commonalities among engine types, evaluate the entire fleet and recommend appropriate maintenance procedures for each specific vehicle.  From these results, we can also make recommendations for the appropriate application and programmable setting of DriverMax® to best suit the engine.

Mirenco’s MDEP has been successfully applied in the underground mining industry to reduce diesel particulate matter.  This industry is under strict regulation from the Mining Safety and Health Administration (MSHA) to reduce particulate emissions for the safety of its workers.  During 2005, Mirenco’s technicians applied the combustion management program, DriverMax® and DriverMax-CX® products in approximately 20 mines throughout the United States.

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

(5) Patents and trademarks

Mirenco, Inc. owns the following patents. Patents number1 through 5 were purchased from American Technologies on April 30, 1999:

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

 (8) Research and development

The Company expenses research and development costs as incurred, classifying them as operating expenses. Such costs include certain prototype products, test parts, consulting fees, and costs incurred with third parties to determine feasibility of products. Costs incurred for research and development were $64,801and $60,898 for 2006 and 2005, respectively.

(9) Employees

As of December 31, 2006 and April 24, 2007, we had 17 and 16 full-time employees, respectively. There have been no management-labor disputes, and we are not a party to any collective bargaining agreement.

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

Price Range of Common Stock

The following table sets forth the high and low sales prices of the Company's common stock as obtained from the Quotes tab at the Internet site www.quotemedia.com. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.  The stock did not begin trading until the second quarter of 2001.

Fiscal Period 2006 2005
------------- ------ ------
High Low High Low
---- --- ---- ---
First Quarter .40 .125 .29 .17
Second Quarter .38 .27 .30 .15
Third Quarter .38 .20 .39 .20
Fourth Quarter .20 .15 .37 .20

During 2006, the Company issued non registered securities to accredited investors only as follows:

Common stock 4,595,604 shares $531,996

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

2004 Common 1,000,000 shares 458,750 shares 455,750 shares 541,250 shares
Stock
Compensation
Plan

ITEM 6. Management's Discussion and Analysis or Plan of Operation

General and Background

We have incurred annual losses since inception, while developing and introducing our original products and focusing management and other resources on capitalizing the Company to support future growth. The losses incurred to date are considered normal for a development stage company. Relatively high management, personnel, consulting and marketing expenditures were incurred in prior years in preparation for the commercialization of our products. We expect distribution, selling, general and administrative expenses to increase directly with sales increases, however, as a percentage of sales, these expenses should decline.

Plan of Operation

The Company is making the transition from research and development to sales and service. We believe this transition timing is appropriate for sales of our products and service. Due to increased regulation and economic issues, Mirenco recognizes the growing importance of tailpipe emissions control and the cost of vehicle operation.  We believe that market attention to tailpipe emissions and demand for our DriverMax® technology and our Mirenco Diesel Evaluation Procedure methodology will increase as we make the market aware of our products and services.

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

Mirenco continues to develop its data base as a significant component to its Mirenco Diesel Evaluation Procedure.  With over 1,000,000 data points and a growing number of engines involved, the Program allows for a comparison of like engines to determine commonalities which are useful in recommended maintenance and technology application.

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

Most recently, the FuelTracks fuel sensor has been developed to meet the needs of a major industrial client, Rogers Group, Inc.  This latest development was designed to measure fuel usage on a real time basis in conjunction with Qualcomm’s GlobalTRACS unit.  The FuelTracks fuel sensor has proven to work successfully providing fuel usage within a fine tolerance.

Combining the ability to measure fuel usage with the FuelTracks fuel sensor and the combustion condition of an engine with MDEP, an emission factor can now be determined for every vehicle.  An emission factor allows for real-time tracking of total emissions produced by each vehicle based on the vehicles actual emissions and total fuel consumed.

The Balance of This Page Left Intentionally Blank

Results of Operations

Sales decreased $128,869 in the year ended December 31, 2006 compared to the same period for 2005. During 2006, we have continued to focus management and other resources on developing our products and markets.

During 2006, we continued developing the new sales strategy founded upon collecting emissions data before and after the use of our products and providing continuing emission testing services of our installed products.  In addition, the Company believes the development of a data base cataloguing the results of testing without the use of Mirenco’s products has provided a source of information for fleet operators for determining the need, and in some cases, the nature of maintenance needed. In 2003, the Company established its internal sales department to promote direct sales and develop relationships with professional distributors established in the industries identified.  To date, the Company is in negotiations with several distributors that meet the criteria to promote and install its products.

Total cost of sales was approximately 67% of total revenue in 2006 compared to 60% of total revenue in 2005. Management believes cost of sales will range between 40% and 60% of sales as increased unit sales levels cover production overhead and unit costs.

Operating expenses in 2006 decreased $190,890 from 2005. The decrease is attributable to efforts to hold down costs while devoting efforts to sales development.

Royalty expense for the years ended December 31, 2006 and 2005 was 3% of sales calculated per the patent purchase agreement with American Technologies.

Our net loss decreased from $719,622 in 2005 to $619,850 in 2006 as a result of a reduction in operating expenses.

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

The Company began an additional private offering, to accredited investors only, in February, 2004.  The intent is to raise up to $1,250,000 from the issuance of notes with common stock and common stock warrants. In June 2004, the Board of Directors authorized the sale of common stock with warrants and common stock without warrants to facilitate the addition of capital.  As of April 23, 2007 the Company raised $1,985,981.

Cash Flows for the Years Ended December 31, 2006 and 2005

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

Net cash used in operating activities for the years ended December 31, 2006 and 2005 was $515,756 and $465,895, respectively. The use of cash in operating activities was primarily related to our net losses from operations net of depreciation..

Net cash used in investing activities for the years ended December 31, 2006 and 2005 was $50 and $16,804, respectively. Investing activities in 2006 consisted of the capitalization of patient expense. Net cash provided by  financing activities for the year ended December 31, 2006 was $530,491 compared to $454,556 provided by financing activities for the year ended December 31, 2005. Equity and borrowed funds from stockholders and others were obtained in the year ended December 31, 2005. Principal payments on long-term debt were made in both years.

Recent Accounting Pronouncements

We do not believe any recently issued accounting standards will have an impact on our financial statements.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has incurred and may continue to incur net losses in the future. The Company has a stockholders’ equity of $58,078 as of December 31, 2006; and if revenues do not increase substantially in the near future, additional sources of funds will be needed to maintain operations.  These matters give rise to substantial doubt about the Company’s ability to continue as a going concern.

Management and other personnel have been focused on product and service development in lieu of product marketing.  In an effort to make the transition from a development stage company to a viable business entity, the Company’s management team has diligently explored several market segments relative to the Company’s product and service lines over the past three years.  From that exploration, the Company has decided it is in its best interests to explore the use of existing, well-established distribution channels for marketing and selling the DriverMax® product line.  Management also believes a large market exists for the Company’s testing services and the information provided by those services.  A combination of the products and services has been developed as a long-term program for current and potential customers, particularly in regulated markets.  a.  Management will focus on the Company’s efforts on the sales of products, services, and programs with sensible controls over expenses.  Management believes these steps, if successful, will improve the Company’s liquidity and operating results, allowing it to continue in existence.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

The Balance of This Page Left Intentionally Blank

5

ITEM 7. Financial Statements and Supplementary Data

Financial Statements and Report of Independent Registered Public Accounting Firm

Mirenco, Inc.

December 31, 2006 and 2005

C O N T E N T S

                                                                      Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                 16

FINANCIAL STATEMENTS

    BALANCE SHEET                                                        17

    STATEMENTS OF OPERATIONS                                             18

    STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY                         19

    STATEMENTS OF CASH FLOWS                                             20

    NOTES TO FINANCIAL STATEMENTS                                        21

6

REPORT OF INDEPENDENT

REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

MIRENCO, Inc.

We have audited the accompanying balance sheet of MIRENCO, Inc. as of December 31, 2006,  and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 2006 and 2005.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MIRENCO, Inc. as of December 31, 2006, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note B, the Company incurred a net loss of $619,850  and $719,622 during the years ended December 31, 2006 and 2005.  This, among others factors, as discussed in Note B to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note B.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stark Winter Schenkein & Co., LLP

Denver, Colorado

April  24, 2007

The accompanying notes are an integral part of these statements.

I-

MIRENCO, INC.
BALANCE SHEET
December 31, 2006

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 19,669
Accounts receivable	45,917
Inventories	111,046
Prepaid expense	10,037
Total current assets	186,669

PROPERTY AND EQUIPMENT, net of accumulated depreciation
of $392,631	495,860

PATENTS AND TRADEMARKS, net of accumulated amortization
of $8,078	8,179
$ 690,708

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of note payable	$ 12,656
Accounts payable	175,779
Accrued expenses	63,879
Due to officers and affiliates	174,599
Other current liabilities	15,500
Dividends on convertible redeemable preferred stock	32
Notes payable to related parties	35,179
Total current liabilities	477,624

NOTE PAYABLE, less current portion	98,159

NOTES PAYABLE TO RELATED PARTIES, less current portion	42,947

SHARES SUBJECT TO MANDITORY REDEMPTION	13,900

STOCKHOLDERS' EQUITY
Preferred stock, no stated value: 50,000,000 shares authorized, no shares outstanding
Common stock, no par value: 100,000,000 shares authorized,
22,782,558 shares issued and outstanding	9,830,701
Additional paid-in capital	1,714,954
Deferred compensation	(432)
Accumulated (deficit)	(11,487,145)
58,078
$ 690,708
The accompanying notes are an integral part of these financial statements.

MIRENCO, INC.
STATEMENTS OF OPERATIONS
Years ended December 31,

	2006	2005

Sales	$ 591,253	$ 720,122

Cost of sales	395,060	434,127

Gross profit	196,193	285,995
Operating Expenses:
Salaries and wages	523,949	614,270
Royalty expenses	17,696	21,604
Advertising	12,907	17,027
Other general and administrative expenses	259,258	332,198

	813,810	985,099

(Loss) from operations	(617,617)	(699,104)

Other income (expense)
Interest income	4	3
Gain from settlement of accounts payable	19,601	-
Interest expense	(21,838)	(20,521)

	(2,233)	(20,518)

NET (LOSS)	$ (619,850)	$ (719,622)

Net (loss) per share - basic and diluted	$ (0.03)	$ (0.04)

Weighted-average shares outstanding -
basic and diluted	20,668,227	16,960,418
The accompanying notes are an integral part of these financial statements.

The accompanying notes are an integral part of these statements.

I-

MIRENCO, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 2006 and 2005

			Additional
	Common Stock		Paid-In	Accumulated	Deferred
	Shares	Amount	Capital	(Deficit)	Compensation	Total
Balance January 1, 2005	14,074,082	$ 8,752,385	$ 1,714,954	$ (10,147,673)	$ (3,933)	$ 315,733

Issuance of stock for cash	3,530,872	458,330	-	-	-	458,330

Issuance of stock for accounts
payable	355,000	60,750	-	-	-	60,750

Amortization of deferred	-	-	-	-	1,751	1,751
compensation
Net (loss)	-	-	-	(719,622)	-	(719,622)

Balance December 31, 2005	17,959,954	9,271,465	1,714,954	(10,867,295)	(2,182)	116,942

Issuance of stock for accounts	227,000	27,240	-	-	-	27,240
payable

Issuance of stock for cash	4,595,604	531,996	-	-	-	531,996

Amortization of deferred	-	-	-	-	1,750	1,750
compensation
Net ( loss)	-	-	-	(619,850)	-	(619,850)

Balance December 31, 2006	22,782,558	$ 9,830,701	$ 1,714,954	$ (11,487,145)	$ (432)	$ 58,078

		The accompanying notes are an integral part of these financial statements

MIRENCO, INC.
STATEMENTS OF CASH FLOWS
Years ended December 31,

	2006	2005

Cash flows from operating activities
Net (loss)	$ (619,850)	$ (719,622)
Adjustments to reconcile net (loss) to net cash
and cash equivalents used in operating activities:
Depreciation and amortization	41,703	44,945
Dividends	32	-
Gain on settlement of accounts payable	(19,601)	-
Amortization of deferred compensation	1,750	1,751
(Increase) decrease in assets
Accounts receivable	(8,046)	36,006
Inventories	13,911	(6,353)
Other	5,373	(10,398)
Increase (decrease) in liabilities
Accounts payable	1,578	83,130
Due to officers and affiliates	32,825	104,821
Accrued expenses	34,569	(175)
Net cash (used in) operating activities	(515,756)	(465,895)

Cash flows from investing activities
Purchase of property and equipment	-	(10,397)
Capitalization of patent expense	(50)	(6,407)
Net cash (used in) investing activities	(50)	(16,804)

Cash flows from financing activities
Proceeds from capital lease	-	10,021
Payments capital leases	(2,886)	(1,406)
Proceeds from issuance of common stock	531,996	458,330
Proceeds from issuance of redeemable preferred stock	13,900	-
Principal payments on long-term debt:
Banks and others	(7,676)	(7,862)
Related parties	(4,843)	(4,527)
Net cash provided by financing activities	530,491	454,556

Increase (decrease) in cash and cash equivalents	14,685	(28,143)

Cash and cash equivalents, beginning of year	4,984	33,127

Cash and cash equivalents, end of year	$ 19,669	$ 4,984

Suplementary disclosure of cash flow information:
Cash paid during the year for interest	$ 22,291	$ 20,521
Cash paid during the year for income taxes	$ -	$ -

Suplementary disclosure of significant non-cash and
financing investing activities:
Issuance of stock for accounts payable	$ 27,240	$ 60,750
Gain from settlemet of accounts payable	$ 19,601	$ -
Transfer of inventory to property, plant, & equipment	$ -	$ 4,530
The accompanying notes are an integral part of these financial statements.

MIRENCO, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2006

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

7.

Patents and Trademarks

Patents and trademarks will be amortized on the straight-line method over their remaining legal lives of 7 years as of December 31, 2006.  The Company recorded patent amortization expense of $1,443  and $908, respectively, in 2006 and 2005.  Patents are stated net of amortization of $8,078.

8.

Property and Equipment

Property and equipment are stated at cost.  The Company provides for depreciation on the straight-line method over the estimated useful lives of 3 years for computer equipment, 5 years for manufacturing and test equipment and other equipment, and 39 years for buildings.

9.

Impairment of Long-Lived Assets

The carrying value of long-lived assets is reviewed on a regular basis for the existence of facts and circumstances that suggest impairment. During 2006 and 2005, no material impairment has been indicated. Should there be an impairment, in the future, the Company will measure the amount of the impairment based on the amount that the carrying value of the impaired assets exceed the undiscounted cash flows expected to result from the use and eventual disposal of the from the impaired assets.

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

In December 2004, the FASB issued SFAS 123R (revised 2004) “Share-Based Payment”. This statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based transactions. The Statement replaces SFAS 123 “Accounting for Stock-Based Compensation” and supercedes APB Opinion No.25 “Accounting for Stock Issued to Employees”. The provisions of this Statement were effective for the Company beginning with its fiscal year ended December 31, 2006.

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

12.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2006. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.

The carrying value of the Company’s long-term debt approximated its fair value based on the current market conditions for similar debt instruments.

13.

Royalty Expense

Royalty expense is recorded and paid based upon the sale of products, services, and rights related to patents according to a contractual agreement (see Note J).

14.

Advertising

Advertising costs are charged to expense as incurred and were $12,095 and $17,027 for the years ended December 31, 2006 and 2005, respectively.

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

16.  Research and Development

The Company expenses research and development costs as incurred.  Such costs include certain prototype products, test parts, consulting fees, and costs incurred with third parties to determine feasibility of products.  Costs incurred for research and development were $64,642 and $60,898 in 2006 and 2005, respectively.

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

19.  Recent Pronouncements

In August 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections." This statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions, and it changes the requirements for accounting for and reporting them. Unless it is impractical, the statement requires retrospective application of the changes to prior periods' financial statements. This statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.

SFAS 155 - "Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140" This Statement, issued in February 2006, amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities", and No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets."

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

This Statement is effective for the Company for all financial instruments acquired or issued after the beginning of the Company’s fiscal year beginning January 1, 2007.

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

SFAS 156 - "Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140"

This Statement, issued in March 2006, amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

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

     4.   At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

      5.   Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

Adoption of this Statement is required as of the beginning of the fiscal year beginning January 1, 2007. The adoption of this statement is not expected to have a material impact on our financial statements.

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurement. The implementation of this guidance is not expected to have any impact on the Company's financial statements.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R)" ("SFAS No. 158"). SFAS No. 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. SFAS No. 158 requires prospective application, recognition and disclosure requirements effective for the Company's fiscal year ending December 31, 2007. Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for the Company's fiscal year ending December 31, 2009. The Company does not expect that it will have a material impact on its financial statements.

In September 2006, the United States Securities and Exchange Commission ("SEC") SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company's balance sheet and statement of operations financial statements and the related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company is currently evaluating the impact, if any, that SAB 108 may have on the Company's results of operations or financial position.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109." This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006 and the Company is currently evaluating the impact, if any, that FASB No. 48 may have on the Company's results of operations or financial position.

NOTE B - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has incurred and may continue to incur net losses in the future. Net losses for the years ending December 31, 2006 and 2005 were ($619,850) and ($719,622) respectively, and the company had negative working capital of ($290,955) at December 31, 2006. If revenues do not increase substantially in the near future, additional sources of funds will be needed to maintain operations.  These matters give rise to substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2006:

Land and building	$ 569,748
Computer equipment	81,241
Manufacturing and test equipment	85,799
Tool and die	29,025
Other equipment	122,678
888,491
Less accumulated depreciation	392,631
$ 495,860

The Company recorded $40,239 and $43,965 respectively, of depreciation expense for the years ended December 31, 2006 and 2005.

NOTE D - ACCRUED EXPENSES

Accrued expenses consisted of the following at December 31, 2006:

Royalty	$ 4,254
Payroll and payroll taxes	58,808
Other	817
$ 63,879

The Balance of This Page Left Intentionally Blank

NOTE E - NOTES PAYABLE

Notes payable consisted of the following at December 31, 2006:

		Current	Long-term
	Total	Portion	Portion
Note payable to bank in monthly installments of
$1,621, including principal and variable interest,
currently 11%, guaranteed by stockholder,
guaranteed by Small Business Administration	$ 105,087	$ 9,103	$ 95,984

Capital lease payable to leasing company in
monthly installments of $376, including
principal and interest of 20.625%, maturing in	5,728	3,553	2,175
in July 2008.

	$ 110,816	$ 12,656	$ 98,159

Maturities of notes payable are as follows:

2007	$ 12,656	2008	$ 11,213	2009	$ 9,002
2010	$ 10,218	2011	$ 11,598	Thereafter	$ 56,129

NOTE F – NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consisted of the following a December 31, 2006:

		Current	Long-term
	Total	Portion	Portion

Notes payable to investors, 9% interest payable
quarterly, principal due in March and April 2007	$ 30,000	$ 30,000	$ -

Note payable to related Company in monthly
installments of $689, including principal and
interest of 6.75% maturing May 2009	48,126	5,179	42,947

	$ 78,126	$ 35,179	$ 42,947

Maturities of related party notes payable are as follows:

2007	$ 35,179	2008	$ 5,540	2009	$ 37,407

NOTE G - CONCENTRATION OF CUSTOMERS

The Company had 3 customers that accounted for 81% of 2006 sales and 2 customers that accounted for 46% of 2005 sales.  At December 31, 2006, the Company had 5 customers that accounted for 98% of sales.

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
---%

As of December 31, 2006, the Company has a net operating loss carryforward of approximately $8,359,850.  This loss carryforward will be available to offset future taxable income.  If not used, this carryforward will expire through 2026.  The deferred tax asset of approximately $2,800,000 relating to the operating loss carryforward has been fully reserved as of December 31, 2006.  The increase the valuation allowance related to the deferred tax asset was approximately $300,000 during 2006.  The principal difference between the accumulated deficit for income tax purposes and for financial reporting purposes is related to stock based compensation.

NOTE J - RELATED PARTY TRANSACTIONS

In 2006 the Company incurred rent expense in the amount of $9,600 payable to an officer and majority stockholder, which is included in due to officers and affiliates at December 31, 2006. Payments to related parties in 2005 amounted to $3,108 for interest.

On April 30, 1999, the Company entered into an agreement to acquire patents and trademarks for an initial price of $25,000 from a company whose stockholders have controlling ownership in the Company.  The patents and trademarks were recorded as a lump-sum purchase at the affiliate’s carrying value, $9,800, at the date of purchase.  The remaining $15,200 was recorded as a distribution to stockholders.  In July 2000, upon the completed sale of 1,000,000 shares of stock to the public and in accordance with the patent purchase agreement a payment of $225,000 was paid and was accounted for as a distribution to stockholders.  Also, the agreement provides for royalty payments in the amount of 3% of gross sales (including product sales, service revenues, and all revenues from sales of patent rights) for the 20 years which began November 1, 1999.  This agreement can be terminated by the seller if the Company fails to make the above payments or becomes insolvent.  From January 1, 1999 to October 31, 1999, the Company paid royalties for the use and potential marketing of the patents to the company that owned the patents based on 3% of sales calculated at an established unit price ($495) and minimum quantities (40 to 80 units per month), with payments generally made quarterly.  The Company incurred royalty expense to a company partially owned by the majority stockholder of the Company for the years ended December 31, 2006 and 2005, in the amounts of $17,696 and $21,604 respectively.

The Balance of This Page Left Intentionally Blank

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

SFAS 123 requires the Company to provide proforma information regarding net income and earnings per share as if compensation cost for the Company’s stock option plans had been determined in accordance with the fair value based method prescribed in SFAS 123.  The fair value of the option grants is estimated on the date of grant utilizing the Black-Scholes optionpricing model.    The following weighted average assumptions were used for grants during 2005: expected life of options of 10 years, expected volatility of 150%, risk-free interest rate of 3.0% and no dividend yield.

During 2005 the Company granted a total of 1,086,500 options.  The options are fully vested.  Of these, 36,500 are exercisable at $.31, the fair market value at the date of grant, and expire nine years from the date of grant.  In addition, in 2005, the Company granted 1,050,000 options to officers, with an exercise price of $.15 per share. Substantially all of the options were granted to employees, officers and directors. No compensation costs have been recorded in conjunction with the issuances of the options.  Management of the Company believes there is no material difference between the reported net loss and the pro-forma net loss.

During 2006 the Company granted 165,000 options as shown below.  The options are fully vested.  Of these, 135,000 were issued to employees and are exercisable at $.1525, the fair market value at the date of grant, and expire eight years from the date of grant.  During the year ended December 31, 2006, the Company issued 5,000 options to directors to purchase common stock at $.15625 per share, 5,000 options at $.2750 per share, 5,000 options at $.3750 per share, and 5,000 options at $.2625 per share.  These options are exercisable at that price until January 31, 2014. In addition, 10,000 options to purchase common stock at $.3375 per share were issued to an employee, also exercisable through January 31, 2014. No compensation costs have been recorded in conjunction with the issuances of the options.  Management of the Company believes there is no material difference between the reported net loss and the pro-forma net loss.

			Weighted-
			average
			exercise
	Number of shares		price
	Outstanding	Exercisable	per share
Outstanding, January 1, 2005	1,022,710	1,022,710	$ 2.37
Granted	1,086,500	1,086,500	0.15
Exercised	-	-	-
Outstanding, December 31, 2005	2,109,210	2,109,210	1.23
Granted	165,000	165,000	0.18
Exercised	-	-	-
Outstanding, December 31, 2006	2,274,210	2,274,210	$ 1.15

The following table summarizes information about options outstanding at December 31, 2006 under the Compensatory Stock Option Plans:

Options outstanding				Options exercisable
Weighted-average
(in years)
Range of	Number	remaining	Weighted-average	Number	Weighted-average
exercise prices	outstanding	contractual life	exercise price	exercisable	exercise price
$0.12-$5.00	2,274,210	6.21	$ 1.15	2,274,210	$ 1.15

Warrants

The Company extended the expiration date of 275,116 warrants which were to expire on June 25, 2006, to December 31, 2006 at which time they expired.  The warrants entitle the warrant holders to acquire one common share for each warrant at $1.00 per share.

In conjunction with the return of 1,000,000 common shares in 2004 the Company issued 1,000,000 warrants to purchase common stock at $.25 per share to an officer. The warrants have no expiration date.

In addition, in conjunction with the cash sale of common shares discussed in Note L the Company issued 366,580 warrants to purchase common stock at $.20 per share. These warrants expire on June 30, 2006.  The Company extended the expiration date of these warrants to March 31, 2007 at which time they expired.

NOTE L - STOCKHOLDERS' EQUITY

During 2004, the Company issued 12,500 shares of common stock in conjunction with a private placement debt offering to qualified investors only.  The fair market value of these shares of $5,250 has been recorded as deferred compensation and is being amortized over the term of the debt of 36 months. Amortization of $1,750 and $1,751 was recorded in 2006 and 2005, respectively. In 2006, the Company sold 4,595,604 shares for $531,966 cash. In 2005, the Company sold 5,596,212 shares for $519,801.  In addition, during the year ended December 31, 2006, the Company issued 227,000 shares of its common stock to an officer for notes and accounts payable in the aggregate amount of $27,240. The shares were issued at $0.12 per share, the fair market value on the date of issue.

NOTE M – REDEEMABLE, CONVERTIBLE PREFERRED STOCK

In December 2006, Mirenco offered minimum $3,000 investments for 25,000 shares of its common stock at $0.12 per share, plus 500 shares of convertible, redeemable preferred stock valued by the Company at $1 per share. In connection with this offering, 13,900 shares of the convertible, redeemable preferred stock were issued. Each preferred share is convertible at the holder’s option, to  five shares of the Company’s common stock, and carries a cumulative 6% dividend rate through December 31, 2011. The preferred shares may be redeemed by the Company any time after December 31, 2009, and must be fully redeemed on December 31, 2011, together with all cumulative dividends in arrears. Accordingly, the preferred shares are presented as shares subject to mandatory redemption in the accompanying financial statements.

NOTE N– SUBSEQUENT EVENTS

Through April 24, 2007, the Company issued an aggregate of 2,212,800 shares of common stock for cash aggregating $208,380.  The shares sold for cash were restricted and were sold at a discount from the trading price of the common shares on the subscription dates.

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

Dwayne L. Fosseen, age 61, is founder, Chief Executive Officer, Chairman of the Board of Directors, and Principal (controlling) Stockholder of Mirenco, Inc. Mr. Fosseen has personally been involved in major projects with the U.S. Department of Agriculture, the U.S. Department of Energy, the Iowa Corn Growers Board, the National BioDiesel Board and the Iowa Soybean Promotions Board. Mr. Fosseen has over 15 years' experience in the field of heavy-duty engines and has directed major EPA testing efforts at Ortech Corporation, an international emissions testing company.

Richard A. Musal, age 60, became Chief Financial Officer in December, 2002.  Mr. Musal graduated from Central Missouri State University in 1972 and became a certified public accountant in 1973.  Mr. Musal, formerly a partner with McGladrey and Pullen has served as CFO and COO at several companies throughout his career.  In August, 2003 he was elected a Director, Chief Financial Officer and Chief Operating Officer.

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

Don D. Williams, age 72, a lifelong resident of Williams, Iowa, has been involved in the grain business and is a major producer of livestock. Mr. Williams has also been associated with real estate as a licensed associate. Mr. Williams has served as an officer of the County Farm Bureau Board, Heart of Iowa Realtors Board, and the County Compensation and Extension Board. A director of Mirenco, Inc. since June 1, 1998, Mr. Williams is also a veteran of the Korean War.

Mr. Hanson, Mr. Williams and Mr. Musal serve on the Company’s Audit Committee.  Mr. Hanson qualifies as a financial expert with his long career as a Certified Public Accountant with practice experience in reporting matters for publicly held companies.

As of the filing of this report, the Registrant has not adopted a code of ethics for its Chief Executive Officer or its Chief Financial Officer because of the financial constraints.  The Company’s Board of Directors intends to provide a code of ethics in 2007.

ITEM 10. Executive Compensation

The following table sets forth the compensation of the named executive officers for each of the Company's last three completed fiscal years.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Options Awarded	All Other Compensation

Dwayne Fosseen, CEO
	2006	$ 31,904	$ -	4,000	$ 3,600
	2005	$ 38,697	$ -	6,000	$ -
	2004	$ 75,000	$ -	4,000	$ -

Richard A. Musal, COO & CFO	2006	$ 39,250	$ -	4,000	$ 10,810
	2005	$ 89,092	$ -	3,000	$ 5,574
	2004	$ -	$ -	181,000	$ 88,000

Option Grants

There were 4,000 grants of stock options made to Mr. Musal and 4,000 grants of options  made to Mr. Fosseen during the Year Ended December 31, 2006 and 3,000 grants of stock options made to Mr. Musal and 3,000 grants of options made to Mr. Fosseen during the year ended December 31, 2005.

Aggregate Option Exercises and Fiscal Year-End Option Value

No stock options were exercised during the year ended December 31, 2006, and no stock options wee exercised during the year ended December 31, 2005.

 Compensation of Directors

In 2006 Directors were awarded stock options for 20,000 shares, compared to stock options for 14,000 shares in 2005.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the individuals serving on the Board of Directors, the Company’s executive officers and significant employees, and information with respect to the number of shares of the Company’s common stock beneficially owned by each of them directly or indirectly, as of March 31, 2007. The number of shares beneficially owned includes shares, if any, held in the name of the spouse, minor children, or other relatives of the individual living in his home, as well as shares, if any, held in the name of another person under an arrangement whereby the individual enjoys the right to vote or the use of the income, or whereby the individual can vest or re-vest title in himself or herself at once or at some future time.

Name, Position and Address	Amount Beneficially		Percent
of Beneficial Owner	Owned		of Class

Dwayne Fosseen, Director, Chairman of the Board	9,797,695	(a)	38.30%
and Chief Executive Officer
206 May Street
Radcliffe, IA 50230

Richard A. Musal, Director, Chief Operating Officer	1,329,500	(b)	5.20%
and Chief Financial Officer
206 May Street
Radcliffe, IA 50230

Don Williams, Director	415,700	(c)	1.62%
206 May Street
Radcliffe, IA 50230

Tim Neugent, Director	44,000	(d)	0.17%
206 May Street
Radcliffe, IA 50230

Merlin Hanson, Director	16,000	(e)	0.06%
206 May Street
Radcliffe, IA 50230

All Directors and Officers as a group
(5 persons)	11,602,895		45.35%

(a)

Dwayne Fosseen's beneficial ownership includes 1,439,150 shares which are acquirable pursuant to the exercise of outstanding stock options and warrants, 2,000 shares owned by family members in his household and 35,450 shares, which are acquirable pursuant to the exercise of outstanding stock options owned by his spouse.

(b)

Richard Musal’s beneficial ownership includes 872,000 shares which are acquirable pursuant to the exercise of outstanding stock options.

(c)

Don William’s beneficial ownership includes 17,000 shares, which are acquirable pursuant to the exercise of outstanding stock options.

(d)

Tim Neugent’s beneficial ownership includes 19,000 shares, which are acquirable pursuant to the exercise of outstanding stock options.

(e)

Merlin Hanson’s beneficial ownership includes 16,000 shares, which are acquirable pursuant to the exercise of outstanding stock options.

(f)

The beneficial ownership of all directors and officers as a group includes 300,950 shares    which are acquirable pursuant to the exercise of outstanding stock options and 2,095,000 shares which are acquirable pursuant to the exercise of outstanding warrants.

ITEM 12. Certain Relationships and Related Transactions

In 2006 the Company incurred rent expense in the amount of $9,600 payable to an officer and majority stockholder. Payments to related parties in 2005 amounted to $3,810 for interest.

On April 30, 1999, the Company entered into an agreement to acquire patents and trademarks from a company that Mr. Fosseen has a controlling ownership in the Company for an initial price of $25,000. The patents and trademarks were recorded as a lump-sum purchase at the affiliate's carrying value, $9,800, at the date of purchase. The remaining $15,200 was recorded as a distribution to stockholders. Another payment per terms of the patent purchase agreement, $225,000, was paid in July 2000 and accounted for as a distribution to stockholders upon the completed sale of 1,000,000 shares of stock offered to the public. Also, the agreement provides for royalty payments in the amount of 3% of gross sales (including product sales, service revenues, and all revenues from sales of patent rights) for 20 years, which began November 1, 1999. This agreement can be terminated by the seller if the Company fails to make the above payments or becomes insolvent. From January 1 to October 31, 1999, the Company paid royalties for the use and potential marketing of the patents to the company that owned the patents based on 3% of sales calculated at an established unit price ($495) and minimum quantities (40 to 80 units per month), with payments generally made quarterly. The Company incurred royalty expense to a company partially owned by the majority stockholder of the Company for the years ended December 31, 2006 and 2005 in the amounts of $17,696 and $21,604 respectively.

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

1.14

2001 Common Stock Compensation Plan (incorporated by reference to the Company’s 10KSB for the fiscal year ended December 31, 2001).

10.29

Employment Agreement with Richard A. Musal. (Incorporated by reference to the Company’s 10QSB filed November 19, 2004)

10.30             2004 Common Stock Compensation Plan (Incorporated by reference to the Company’s 10KSB, filed April 15, 2005).

10.34

Reseller agreement with Network Car, Inc. dated April 12, 2006. (incorporated by reference to the Company’s 10QSB filed May 22, 2006.).

* 31.1

Certificate of Principal Executive Officer dated April 25, 2007.

* 31.2

Certificate of Principal Financial Officer dated April 25, 2007.

* 32.1

Dwayne Fosseen’s Certification dated April 25, 2007 pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to, SECTION 906 of the Sarbanes-Oxley Act of 2002

 * 32.2

Glynis M. Hendrickson’s Certification dated April 25, 2007pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to SECTION 906 of the Sarbanes-Oxley Act of 2002

•

Filed with this report.

•

ITEM 14.

 PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s board of directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of Stark Winter Schenkein & Co., LLP as the Company's independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Stark Winter Schenkein & Co., LLP in 2006 and 2005 were approved by the board of directors.

Audit Fees

The aggregate fees billed by for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB for 2006 and 2005 were $20,100  and $29,950, respectively, net of expenses.

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

Mirenco, Inc.
(Registrant)

By: /s/ Glynis M. Hendrickson -------------------------------------- Glynis M. Hendrickson Chief Financial Officer

Date: April 25, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Dwayne Fosseen ------------------------------------- Dwayne Fosseen Chairman of the Board, Chief Executive Officer and Director

Date: April 25, 2007

By:: /s/ Don Williams ----------------------------------- Don Williams Director

Date: April 25, 2007

By:: /s/ Richard A. Musal -------------------------------------------- Richard A. Musal Director and Secretary

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

Date:   April 25, 2007

 /s/Dwayne Fosseen

Dwayne Fosseen,

                                                                        President and Chief Executive Officer

EXHIBIT 31.2

CERTIFICATE OF PRINCIPAL FINANCIAL OFFICER

I, Glynis M. Hendrickson, Chief Financial Officer of Mirenco, Inc. (the “Small business issuer”) certify that:

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

Date:  April 25, 2007

/s/ Glynis M. Hendrickson

Glynis M. Hendrickson,

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

(1)

The Company’s Annual Report on Form 10-KSB for the period ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Dwayne Fosseen

Dwayne Fosseen

Chief Executive Officer and President

April 25, 2007

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Glynis M. Hendrickson, Chief Financial Officer of Mirenco, Inc. (the “Company”), certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

(1)

The Company’s Annual Report on Form 10-KSB for the period ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Glynis M. Hendrickson

Glynis M. Hendrickson

Chief Financial Officer

April 25, 2007

.