Form 10QSB
period 2007-03-31
MIRENCO INC
filed 2007-05-09
CIK 1041609

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 25,270,358 shares of no par value common stock as of May 7, 2007.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

Cautionary Statement on Forward-Looking Statements.

The discussion in this Report on Form 10-QSB, including the discussion in Item 2 of PART I, contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are based on current expectations, estimates and projections about the Company’s business, based on management’s current beliefs and assumptions made by management.  Words such as “expects”, “anticipates”, “intends”, believes”, “plans”, “seeks”, “estimates”, and similar expressions or variations of these words are intended to identify such forward-looking statements.  Additionally, statements that refer to the Company’s estimated or anticipated future results, sales or marketing strategies, new product development or performance or other non-historical facts are forward-looking and reflect the Company’s current perspective based on existing information.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements.  Such risks, and uncertainties include those set forth below in Item 1 as well as previous public filings with the Securities and Exchange Commission.  The discussion of the Company’s financial condition and results of operations included in Item 2 of PART I should also be read in conjunction with the financial statements and related notes included in Item 1 of PART I of this quarterly report.  These quarterly financial statements do not include all disclosures provided in the annual financial statements and should be read in conjunction with the annual financial statements and notes thereto included in the Company's Form 10KSB for the year ended December 31, 2006 filed on April 25, 2007.  The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

[The Balance of  This Page Left Intentionally Blank]

PART I – Financial Information

Item 1.       Financial Statements

MIRENCO, Inc.
BALANCE SHEET
(unaudited)
March 31, 2007

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 139,740
Accounts receivable	14,300
Inventories	108,292
Prepaid expenses	10,124
Total current assets	272,456
PROPERTY AND EQUIPMENT, net	486,816
PATENTS AND TRADEMARKS, net	9,233
$ 768,505

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of note payable	$ 9,523
Current portion of capital lease	3,743
Accounts payable	180,716
Accrued expenses	93,808
Due to officers	194,080
Other current liabilities	15,500
Dividends on preferred redeemable shares	318
Notes payable to related parties	35,267
Total current liabilities	532955

LONG TERM LIABILITIES
Notes payable, less current portion	93,266
Notes payable, to related parties, less current portion	41,597
Capital lease, less current portion	1,165
Shares subject to mandatory redemption	21,256
Total long term liabilities	157,284

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 50,000,000 shares authorized	-
no shares issued or outstanding
Common stock, no par value: 100,000,000 shares authorized,
24,995,358 shares issued and outstanding	10,021,281
Additional paid-in capital	1,714,954
Accumulated (deficit)	(11,657,969)
78,266
$ 768,505

See the accompanying notes to the financial statements

MIRENCO, Inc.
STATEMENTS OF OPERATIONS
(unaudited)
	Three Months	Three Months
	Ended	Ended
	March 31, 2007	March 31, 2006

Sales	$ 129,974	$ 114,898

Cost of sales	92,868	92,822

Gross profit	37,106	22,076

Salaries and wages	130,997	118,696
Other general and administrative expenses	71,899	69,154

	202,896	187,850

(Loss) from operations	(165,790)	(165,774)

Other income (expense)
Interest income	1	1
Interest expense	(5,035)	(5,519)

	(5,034)	(5,518)

NET (LOSS)	$ (170,824)	$ (171,292)

Net (loss) per share available for common
shareholders - basic and diluted	$ (0.01)	$ (0.01)

Weighted-average shares outstanding -
basic and diluted	23,120,646	18,369,028

See the accompanying notes to the financial statements

MIRENCO, Inc.
STATEMENTS OF CASH FLOWS
(unaudited)
	Three Months	Three Months
	Ended	Ended
	March 31, 2007	March 31, 2006
Cash flows from operating activities
Net cash (used in) operating activities	$ (72,000)	$ (124,412)

Cash flows from investing activities
Cash paid for patents and trademarks	(1,485)	-
Net cash (used in) investing activities	(1,485)	-

Cash flows from financing activities
Proceeds from issuance of stock	190,580	172,350
Shares subject to mandatory redemption	7,356	-
Principal payments on long-term debt:
Banks and others	(1,262)	(2,727)
Related parties	(3,118)	(1,179)
Net cash provided by financing activities	193,556	168,444

Increase in cash and cash equivalents	120,071	44,032

Cash and cash equivalents, beginning of period	19,669	4,984

Cash and cash equivalents, end of period	$ 139,740	$ 49,016

See the accompanying notes to the financial statements

MIRENCO, Inc.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

March 31, 2007

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of December 31, 2006, and for the two years then ended, including notes thereto included in the Company’s Form 10-KSB.

NOTE B – INVENTORY

Inventories, consisting of purchased finished goods ready for sale, are stated at the lower of cost (as determined by the first-in, first-out method) or market.

NOTE C - REALIZATION OF ASSETS

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. Net loss for the three months ended March 31, 2007 was ($170,824).  The Company has incurred net losses aggregating $11,657,969 from inception,  and may continue to incur net losses in the future. In addition, the Company had a working capital deficiency of ($260,499) as of March 31, 2007. If revenues do not increase substantially in the near future, additional sources of funds will be needed to maintain operations.  These matters give rise to substantial doubt about the Company’s ability to continue as a going concern.

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

[The Balance of  This Page Left Intentionally Blank]

MIRENCO, Inc.

NOTES TO FINANCIAL STATEMENTS – Continued

(unaudited)

March 31, 2007

NOTE D - STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2007, the Company issued 2,212,800 shares of common stock for cash of $208,380, which shares were issued at a discount to the fair market value of the shares.

During the three months ended March 31, 2007, the Company issued 5,000 options to directors to purchase common stock at $.25 per share.  The options are exercisable at this price until January 31, 2014.  In addition, 50,000 options to purchase common stock at $.25 per share were issued to an employee, also exercisable through January 31, 2014.  Of these options issued to the employee, 10,000 are fully vested as of the grant date, February 16, 2007, 20,000 will vest January 1, 2008, and the remaining 20,000 will vest January 1, 2009. There was no material charge to operations during the period ended March 31, 2007, related to these options.

The following summarizes the options outstanding at March 31, 2007:

			Weighted-
			average
			exercise
	Number of shares		price
	Outstanding	Exercisable	per share
Outstanding, December 31, 2006	2,274,210	2,274,210	$ 1.15
Granted	55,000	15,000	0.25
Exercised	-	-	-
Outstanding March 31, 2007	2,329,210	2,289,210	$ 1.13

The following table summarizes information about options outstanding at March 31, 2007 under the Compensatory Stock  Option Plan:

2007 Compensatory Stock Options and Warrants

Options outstanding				Options exercisable

Weighted-average
Range of	Number	remaining	Weighted-average	Number	Weighted-average
exercise prices	outstanding	contractual life	exercise price	exercisable	exercise price
$0.12-$5.00	2,329,210	6.21	$ 1.13	2,289,210	$ 1.13

NOTE E – NOTES PAYABLE

Notes payable consisted of the following at March 31, 2007:

		Current	Long-term
	Total	Portion	Portion
Note payable to bank in monthly installments of
$1,731, including principal and variable interest,
currently 11.00%, guaranteed by stockholder,
guaranteed by Small Business Administration	$ 102,789	$ 9,523	$ 93,266

Capital lease payable to leasing company in
monthly installments of $376, including principal
and interest of 20.625%, maturing in July 2008	4,908	3,743	1,165

	$ 107,697	$ 13,266	$ 94,431

NOTE F – NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consisted of the following at March 31, 2007:

		Current	Long-term
	Total	Portion	Portion
Notes payable to investors, 9% interest payable
quarterly, principal due in June 2007	$ 30,000	$ 30,000	$ -

Note payable to related Company in monthly
installments of $689, including principal and
interest of 6.75% maturing May 2009	46,864	5,267	41,597

	$ 76,864	$ 35,267	$ 41,597

NOTE G – MAJOR CUSTOMERS

In the first three months of  2007, five major customers accounted for 96% of total sales. At March 31, 2007, these customers account for 87% of accounts receivable.

NOTE H – EARNINGS (LOSS) PER SHARE

The Company calculates net income (loss) per share as required by Statement of Financial Accounting Standards (SFAS) 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses, common stock equivalents, if any, are not considered, as their effect would be anti dilutive.

NOTE I – REDEEMABLE, CONVERTIBLE PREFERRED STOCK

In December 2006, Mirenco offered a minimum $3,000 investment for 25,000 shares of its common stock at $0.12 per share, plus 500 shares of convertible, redeemable preferred stock valued by the Company at $1 per share.  In connection with this offering, 20,256 shares of the convertible, redeemable preferred stock were issued.  Each preferred share is convertible at the holder’s option, to fives shares of the Company’s common stock, and carries a cumulative 6% dividend rate through December 31, 2011.  The preferred shares may be redeemed by the Company any time after December 31, 2009, and must be fully redeemed on December 31, 2011, together with all cumulative dividends in arrears.  Accordingly, the preferred shares are presented as shares subject to mandatory redemption in the accompanying financial statements.

NOTE J – SUBSEQUENT EVENTS

During April and May, 2007, 325,000 shares of stock were issued for cash of  30,000.

The Balance of  This Page Left Intentionally Blank]

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

Liquidity and Capital Resources

Cash and equivalents and accounts receivable are currently the Company’s substantial source of  liquidity. The changes in Cash and Equivalents for the three months ended March 31, 2007 and 2006 can be reviewed in the Statements of Cash Flows in PART I Item 1 above.

According to the terms of our purchase agreement with American Technologies to acquire the patents and trademarks, we have incurred a 3% royalty of annual gross sales for a period of 20 years, which began November 1, 1999.

Results of Operations

Gross sales of $129,974, including $25,254 in product sales and $104,720 in sales of services, were realized for the three months ended March 31, 2007 and were $15,076 more than sales for the same period one year ago.  Cost of sales for the three months ended March 31, 2007 was $92,868 resulting in a net increase of $15,030 in gross profit margin as a result of increased sales over the same period in the prior year.  . In the three months ended March 31, 2007, $78,997 of employment costs were included in Cost of Sales compared to $76,814 in the corresponding period in the prior year.  Salary expense for the three months ended March 31, 2007 was $130,977 compared to $118,696 in the corresponding period in the prior year.  After accounting for the employment costs included in cost of sales, salaries increased  $523.

A total of 15 full-time individuals, were employed with the Company at both March 31, 2007 and 2006.

 [The Balance of  This Page Left Intentionally Blank]

A comparative breakdown of “Other general and administrative expenses” per the Statements of Operations included in PART I Item 1 above is as follows:

	Three Months	Three Months
	Ended	Ended
	March 31, 2007	March 31, 2006

Royalty	$ 3,899	$ 3,405
Advertising	190	6,782
Depreciation and amortization	9,908	10,811
Insurance	13,006	15,201
Professional fees	16,273	3,809
Office expenses	8,806	10,945
Travel	5,639	3,485
Utilities	14,178	14,716

Total general and administrative expenses	$ 71,899	$ 69,154

1.

Royalty expense is proportional to sales and is based on sales of products, services and rights related to patents according to the contractual agreement.

2.

Advertising expense for the three months ended March 31, 2007 decreased $6,592 over the same period in the prior year because of decreased recruiting activities.

3.

Depreciation and amortization expense decreased $903 from the corresponding period in the prior year because of computer and other equipment becoming fully depreciated in the prior period.

4.

Insurance expense for the three months ended March 31, 2007 decreased $2,195 from the corresponding period in the prior year because of a thorough examination of current coverage and obtaining a more competitive bid.

5.

Professional fees expense increased $12,464 because of increased expenses related to patents.

6.

Office expense for the three months ended March 31, 2007  decreased $2,139 from the corresponding period in the prior year due to cost reductions.

7.

Travel expense for the first three months of 2007 increased $2,154 due to increased travel to mining customers.

9.

Utilities expense for the first three months of 2007 was comparable to the expense for the first three months of 2006.

Interest expense for the three months ended March 31, 2007 and 2006 is a result of obtaining investor loans and bank loans  in 2005 and 2004.

The Company uses estimates in the preparation of its financial statements.  The estimates used relate to valuation of receivables and the useful lives of its equipment and patents. Since the Company’s receivables consist of larger individual accounts, the Company elects to use the direct write off method for those accounts that are deemed to be uncollectible.  The Company believes there is no material difference in this method from the allowance method.  There have been no accounts written off in 2007. If it is determined that potential losses of a material amount in receivables, the allowance for doubtful accounts method will be adopted. No such allowance is considered to be required at this time. If it were determined that the depreciated cost of its equipment and the amortized cost of its patents exceeded their fair market value, there would be a negative impact on the results of operations to the extent the depreciated and amortized cost of these assets exceeded their fair market value.

The carrying value of long-lived assets is reviewed on a regular basis for the existence of facts and circumstances that suggest impairment. During the first three months of 2007, no material impairment has been indicated. Should there be an impairment in the future, the Company will measure the amount of the impairment based on the amount that the carrying value of the impaired assets exceed the undiscounted cash flows expected to result from the use and eventual disposal of the impaired assets.

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

[The Balance of  This Page Left Intentionally Blank]

Item 3.

CONTROLS AND PROCEDURES

An evaluation of the Company’s disclosure controls and procedures and internal controls and procedures was performed on April 26, 2007.  Based on that review, management concludes that the Company’s disclosure controls and procedures adequately ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation date.  There have been no corrective actions with regard to significant deficiencies and material weaknesses since the evaluation date.

[The Balance of  This Page Left Intentionally Blank]

PART II. OTHER INFORMATION

Item 1.

Legal Proceedings

None

Item 2.

Changes in Securities

During the three months ended March 31, 2007, common stock of 2,212,800 shares were issued. Changes in shares outstanding during the first three months are summarized as follows:

	Shares Issued	Amount

Shares outstanding January 1, 2007	22,782,558	$ 9,830,701
New shares issued for cash	2,212,800	208,380
Shares outstanding March 31, 2007	24,995,358	$ 10,021,281

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

Employment Agreement with Richard A. Musal. (Incorporated by reference to the Company’s 10QSB filed November 19, 2004)

10.30                    2004 Common Stock Compensation Plan (Incorporated by reference to the Company’s 10KSB filed April 15, 2005)

10.31                  Company’s “Code of Ethics”. (Incorporated by reference to the Company’s 10QSB filed May 13, 2005)

Reseller agreement with Network Car, Inc. dated April 12, 2006. (incorporated b reference to the Company’s

0QSB   filed May 22, 2006.).

*10.35

      Letter of Agreement between Mirenco, Inc. and KARMA Enterprises group.

*31.1

Certificate of Principal Executive Officer dated May 9, 2007.

*31.2

Certificate of Principal Financial Officer dated May 9, 2007.

*32.1

Dwayne Fosseen’s Certification dated May 9, 2007 pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to, SECTION 906 of the Sarbanes-Oxley Act of 2002.

 *32.2

Glynis M. Hendrickson’s Certification dated May 9, 2007  pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to SECTION 906 of the Sarbanes-Oxley Act of 2002.

•

Filed herewith

The Balance of  This Page Left Intentionally Blank

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mirenco, Inc.
(Registrant)

By: /s/ Glynis M. Hendrickson -------------------------------------- Glynis M. Hendrickson Chief Financial Officer

Date:  May 9, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Dwayne Fosseen ------------------------------------- Dwayne Fosseen Chairman of the Board, Chief Executive Officer and Director

Date:  May 9, 2007

By: /s/ Don Williams ----------------------------------- Don Williams Director

Date:  May 9, 2007

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

Date:   May 9, 2007

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

Date May 9, 2007

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

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Dwayne Fosseen, Chief Executive Officer of Mirenco, Inc. (the “Company”), pursuant to 18 U.S.C. section 1350, certify that, to my knowledge:

(1)

The Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Dwayne Fosseen

Dwayne Fosseen

Chief Executive Officer and President

May 9, 2007

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Glynis M. Hendrickson , Chief Financial Officer of Mirenco, Inc. (the “Company”), pursuant to 18 U.S.C. section 1350, certify that, to my knowledge:

(1)

The Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Glynis M. Hendrickson

Glynis M. Hendrickson

Chief Financial Officer

May 9, 2007