Form 10QSB
period 2007-06-30
MIRENCO INC
filed 2007-08-20
CIK 1041609

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 26,107,858 shares of no par value common stock as of August 20, 2007.

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

[The Balance of  This Page Left Intentionally Blank]

PART I – Financial Information

Item 1.       Financial Statements

MIRENCO, Inc.
BALANCE SHEET
(unaudited)
June 30, 2007

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 5,781
Accounts receivable	88,603
Inventories	109,550
Prepaid expenses	6,583
Total current assets	210,517
PROPERTY AND EQUIPMENT, net	478,871
PATENTS AND TRADEMARKS, net	15,020
$ 704,408

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of note payable	$ 9,544
Current portion of capital lease	3,944
Accounts payable	198,031
Accrued expenses	100,932
Due to officers	184,559
Other current liabilities	15,500
Notes payable to related parties	35,357
Total current liabilities	547,867

LONG TERM LIABILITIES
Notes payable, less current portion	90,881
Notes payable, to related parties, less current portion	40,224
Capital lease, less current portion	100
Shares subject to mandatory redemption	18,256
Total long term liabilities	149,461

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 50,000,000 shares authorized	-
no shares issued or outstanding
Common stock, no par value: 100,000,000 shares authorized,
25,420,358 shares issued and outstanding	10,066,281
Additional paid-in capital	1,714,954
Accumulated (deficit)	(11,774,155)
7,080
$ 704,408

See the accompanying notes to the financial statements.

MIRENCO, Inc.
STATEMENTS OF OPERATIONS
(unaudited)
	Six Months	Six Months
	Ended	Ended
	June 30, 2007	June 30, 2006

Sales	$ 309,080	$ 307,893

Cost of sales	198,877	212,404

Gross profit	110,203	95,489

Salaries and wages	226,396	269,763
Other general and administrative expenses	160,918	152,531

	387,314	422,294

(Loss) from operations	(277,111)	(326,805)

Other income (expense)
Interest income	2	2
Interest expense	(9,900)	(10,989)

	(9,898)	(10,987)

NET (LOSS)	$ (287,009)	$ (337,792)

Net (loss) per share available for common
shareholders - basic and diluted	$ (0.01)	$ (0.02)

Weighted-average shares outstanding -
basic and diluted	24,193,695	19,282,854

See the accompanying notes to the financial statements.

MIRENCO, Inc.
STATEMENTS OF OPERATIONS
(unaudited)
	Three Months	Three Months
	Ended	Ended
	June 30, 2007	June 30, 2006

Sales	$ 179,106	$ 192,995

Cost of sales	106,009	119,582

Gross profit	73,097	73,413

Salaries and wages	95,399	151,067
Other general and administrative expenses	89,020	83,377

	184,419	234,444

(Loss) from operations	(111,322)	(161,031)

Other income (expense)
Interest income	1	1
Interest expense	(4,865)	(5,471)

	(4,864)	(5,470)

NET (LOSS)	$ (116,186)	$ (166,501)

Net (loss) per share available for common
shareholders - basic and diluted	$ (0.005)	$ (0.01)

Weighted-average shares outstanding -
basic and diluted	25,326,976	20,393,779

See the accompanying notes to the financial statements.

MIRENCO, Inc.
STATEMENTS OF CASH FLOWS
(unaudited)
	Six Months	Six Months
	Ended	Ended
	June 30, 2007	June 30, 2006
Cash flows from operating activities
Net cash (used in) operating activities	$ (227,131)	$ (286,844)

Cash flows from investing activities
Net cash (used in) investing activities	(7,802)	(50)

Cash flows from financing activities
Proceeds from issuance of stock	220,580	338,245
Shares subject to mandatory redemption	9,356	-
Principal payments on long-term debt:
Banks and others	(6,346)	(9,554)
Related parties	(2,545)	(2,380)
Net cash provided by financing activities	221,045	326,311

Increase (decrease) in cash and cash equivalents	(13,888)	39,417

Cash and cash equivalents, beginning of period	19,669	4,984

Cash and cash equivalents, end of period	$ 5,781	$ 44,401

          Non-cash financing activities:

                   Common stock issued for account payable to officer

$       10,000

    $

        -

     Conversion of 5,000 shares of convertible, redeemable preferred stock to 25,000 shares of common stock

$         5,000

    $

         -

See the accompanying notes to the financial statements.

MIRENCO, Inc.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

June 30, 2007

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

NOTE C - REALIZATION OF ASSETS

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. Net loss for the six months ended June 30, 2007 was ($287,009).  The Company has incurred net losses aggregating $11,774,155 from inception,  and may continue to incur net losses in the future. In addition, the Company had a working capital deficiency of ($337,350) as of June 30, 2007. If revenues do not increase substantially in the near future, additional sources of funds will be needed to maintain operations.  These matters give rise to substantial doubt about the Company’s ability to continue as a going concern.

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

[The Balance of  This Page Left Intentionally Blank]

MIRENCO, Inc.

NOTES TO FINANCIAL STATEMENTS – Continued

(unaudited)

June 30, 2007

NOTE D - STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2007, the Company issued 2,637,800 shares of common stock for cash of $220,580, which shares were issued at a discount to the fair market value of the shares.

During the six months ended June 30, 2007, the Company issued 5,000 options to directors to purchase common stock at $.25 per share.  The options are exercisable at this price until January 31, 2014.  In addition, 50,000 options to purchase common stock at $.25 per share were issued to an employee, also exercisable through January 31, 2014.  Of these options issued to the employee, 10,000 options are fully vested as of the grant date, February 16, 2007, 20,000 options will vest January 1, 2008, and the remaining 20,000 options will vest January 1, 2009. There was no material charge to operations during the period ended June 30, 2007, related to these options.

The following summarizes the options outstanding at June 30, 2007:

			Weighted-
			average
			exercise
	Number of shares		price
	Outstanding	Exercisable	per share
Outstanding, December 31, 2006	2,274,210	2,274,210	$ 1.15
Granted	55,000	15,000	0.25
Exercised	-	-	-
Outstanding June 30, 2007	2,329,210	2,289,210	$ 1.13

The following table summarizes information about options outstanding at June 30, 2007 under the Compensatory Stock  Option Plan:

2007 Compensatory Stock Options and Warrants

Options outstanding				Options exercisable

Weighted-average
Range of	Number	remaining	Weighted-average	Number	Weighted-average
exercise prices	outstanding	contractual life	exercise price	exercisable	exercise price
$0.12-$5.00	2,329,210	6.21	$ 1.13	2,289,210	$ 1.13

NOTE E – NOTES PAYABLE

Notes payable consisted of the following at June 30, 2007:

		Current	Long-term
	Total	Portion	Portion
Note payable to bank in monthly installments of
$1,731, including principal and variable interest,
currently 11.00%, guaranteed by stockholder,
guaranteed by Small Business Administration	$ 100,425	$ 9,544	$ 90,881

Capital lease payable to leasing company in
monthly installments of $376, including principal
and interest of 20.625%, maturing in July, 2008	4,044	3,944	100

	$ 104,469	$ 13,488	$ 90,981

NOTE F – NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consisted of the following at June 30, 2007:

		Current	Long-term
	Total	Portion	Portion
Notes payable to investors, 9% interest payable
quarterly, principal due in December, 2007	$ 30,000	$ 30,000	$ -

Note payable to related Company in monthly
installments of $689, including principal and
interest of 6.75% maturing May, 2009	45,581	5,357	40,224

	$ 75,581	$ 35,357	$ 40,224

NOTE G – MAJOR CUSTOMERS

In the first six months of  2007, four major customers accounted for 82% of total sales. At June 30, 2007, these customers account for 68% of accounts receivable.

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

NOTE I – REDEEMABLE, CONVERTIBLE PREFERRED STOCK

In December 2006, Mirenco offered a minimum $3,000 investment for 25,000 shares of its common stock at $0.12 per share, plus 500 shares of convertible, redeemable preferred stock valued by the Company at $1 per share.  In connection with this offering, 23,256 shares of the convertible, redeemable preferred stock were issued, of which 5,000 were converted to 25,000 shares of common stock during the period ended June 30, 2007.  Each preferred share is convertible at the holder’s option, to fives shares of the Company’s common stock, and carries a cumulative 6% dividend rate through December 31, 2011.  The preferred shares may be redeemed by the Company any time after December 31, 2009, and must be fully redeemed on December 31, 2011, together with all cumulative dividends in arrears.  Accordingly, the preferred shares are presented as shares subject to mandatory redemption in the accompanying financial statements.

NOTE J – SUBSEQUENT EVENTS

During July and August, 2007, 725,000 shares of common stock were issued for cash of  $58,000.

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

Liquidity and Capital Resources

Cash and equivalents and accounts receivable are currently the Company’s substantial source of  liquidity. The changes in Cash and Equivalents for the six months ended June 30, 2007 and 2006 can be reviewed in the Statements of Cash Flows in PART I Item 1 above.

According to the terms of our purchase agreement with American Technologies to acquire the patents and trademarks, we have incurred a 3% royalty of annual gross sales for a period of 20 years, which began November 1, 1999.

Results of Operations

Gross sales of $309,080, including $79,160 in product sales and $229,920 in sales of services, were realized for the six months ended June 30, 2007 and were $1,187 more than sales for the same period one year ago.  Cost of sales for the six months ended June 30, 2007 was $198,877 resulting in a net increase of $14,714 in gross profit margin as a result of increased sales over the same period in the prior year. In the six months ended June 2007, $170,990 of employment costs were included in Cost of Sales compared to $172,313 in the corresponding period in the prior year.  Salary expense for the six months ended June 30, 2007 was $226,396 compared to $269,764 in the corresponding period in the prior year.  After accounting for the employment costs included in cost of sales, salaries decreased $45,644.

A total of 15 full-time individuals, were employed with the Company at both  June 2007 and 2006.

 [The Balance of  This Page Left Intentionally Blank]

A comparative breakdown of “Other general and administrative expenses” per the Statements of Operations included in PART I Item 1 above is as follows:

MIRENCO, INC
COMPARATIVE DATA
for NOTES TO FINANCIAL STATEMENTS

	Three Months	Three Months
	Ended	Ended
	June 30, 2007	June 30, 2006	Note

Royalty	$ 9,272	$ 9,195	1
Advertising	309	4,383	2
Depreciation and amortization	18,382	21,706	3
Insurance	26,156	30,912	4
Professional fees	53,400	22,717	5
Office expenses	29,508	23,519	6
Travel	7,340	17,431	7
Utilities	16,551	22,668	8

Total general and administrative expenses	$ 160,918	$ 152,531

1.

Royalty expense is proportional to sales and is based on sales of products, services and rights related to patents according to the contractual agreement.

2.

Advertising expense for the six months ended June 30, 2007 decreased $4,074 over the same period in the prior year because of decreased recruiting activities.

3.

Depreciation and amortization expense decreased $3,324 from the corresponding period in the prior year because of computer and other equipment becoming fully depreciated in the prior period.

4.

Insurance expense for the six months ended June 30, 2007 decreased $4,756 from the corresponding period in the prior year because of a thorough examination of current coverage and obtaining a more competitive bid.

5.

Professional fees expense increased $30,683 because of increased expenses related to patents and consulting fees.

6.

Office expense for the six months ended June 30, 2007  increased $5,989 from the corresponding period in the prior year.

7.

Travel expense for the first six months of 2007 decreased $10,091 due to decreased travel to mining customers.

9.

Utilities expense for the first six months of 2007 decreased $6,117 from  the first six months of 2006 due to reduced telephone expenses.

Interest expense for the six months ended June 30, 2007 and 2006 is a result of obtaining investor loans and bank loans  in 2005 and 2004.

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

The carrying value of long-lived assets is reviewed on a regular basis for the existence of facts and circumstances that suggest impairment. During the first six months of 2007, no material impairment has been indicated. Should there be an impairment in the future, the Company will measure the amount of the impairment based on the amount that the carrying value of the impaired assets exceed the undiscounted cash flows expected to result from the use and eventual disposal of the impaired assets.

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

[The Balance of  This Page Left Intentionally Blank]

Item 3.

CONTROLS AND PROCEDURES

An evaluation of the Company’s disclosure controls and procedures and internal controls and procedures was performed on July 26, 2007.  Based on that review, management concludes that the Company’s disclosure controls and procedures adequately ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation date.  There have been no corrective actions with regard to significant deficiencies and material weaknesses since the evaluation date.

[The Balance of  This Page Left Intentionally Blank]

PART II. OTHER INFORMATION

Item 1.

Legal Proceedings

None

Item 2.

Changes in Securities

During the six months ended June 30, 2007, 2,637,800 shares of common stock  were issued. 2,562,800 were issued for cash, 50,000 were issued for debt due to an officer and 25,000 were issued upon the conversion of 5,000 shares of the Company’s convertible, redeemable preferred stock.  Changes in shares outstanding during the first six months are summarized as follows:

	Shares Issued	Amount

Shares outstanding January 1, 2007	$ 22,782,558	$ 9,830,701
New shares issued for cash	2,562,800	220,580
Shares issued for conversion of preferred stock	25,000	5,000
Shares issued to officer for payables	50,000	10,000
Shares outstanding June 30, 2007	$ 25,420,358	$ 10,066,281

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

Employment Agreement with Richard A. Musal. (Incorporated by reference to the Company’s 10QSB filed November 19, 2004)

10.30                    2004 Common Stock Compensation Plan (Incorporated by reference to the Company’s 10KSB filed April 15, 2005)

10.31                  Company’s “Code of Ethics”. (Incorporated by reference to the Company’s 10QSB filed May 13, 2005)

Reseller agreement with Network Car, Inc. dated April 12, 2006. (incorporated b reference to the Company’s

0QSB   filed May 22, 2006.).

10.35

      Letter of Agreement between Mirenco, Inc. and KARMA Enterprises group.

*10.36                  Distributor Agreement between Mirenco, Inc. and Whayne Supply.

*31.1

Certificate of Principal Executive Officer dated August 20, 2007.

*31.2

Certificate of Principal Financial Officer dated August 20, 2007.

*32.1

Dwayne Fosseen’s Certification dated August 20, 2007 pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to, SECTION 906 of the Sarbanes-Oxley Act of 2002.

 *32.2

Glynis M. Hendrickson’s Certification dated August 20, 2007  pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to SECTION 906 of the Sarbanes-Oxley Act of 2002.

•

Filed herewith

Exhibit 10.36

DISTRIBUTOR AND SERVICES AGREEMENT

This Distributor and Services Agreement (“Agreement”) is made and entered into by and between Mirenco, Inc., an Iowa corporation with its principal place of business at 206 May Street, Radcliffe, Iowa 50230 ("Mirenco") and Whayne Supply Company, a Kentucky corporation with its principal place of business at 1400 Cecil Ave., Louisville, Kentucky 40211-1622 ("Distributor").

WHEREAS, Mirenco is the owner of various patents, particularly U.S. patent number 958958 issued September 25, 1990 entitled “Engine Emissions Control Apparatus Method,” U.S. patent number 5315977 issued May 31, 1994 entitled “Fuel Limiting Method and Apparatus for Internal Combustion Engine,”  U.S. patent number 6845314 issued Jan 18, 2005 entitled “Method and Apparatus for Remote Communication of Vehicle Combustion Performance and Parameters”

WHEREAS, Mirenco has developed a testing procedure for diesel particulate matter and gaseous emissions called the Mirenco Diesel Evaluation Procedure (MDEP)

WHEREAS, Mirenco has developed a reporting process of the results of the MDEP including individual vehicles and fleets of vehicles (REPORTS)

WHEREAS, Mirenco has capabilities to receive data, store and analyze data, make maintenance recommendations, report production and distributor support (SUPPORT)

WHEREAS, Distributor has the ability to service and repair diesel powered vehicles and equipment and desires to sell Mirenco’s products and perform the MDEP

WHEREAS, Distributor desires Mirenco to provide REPORTS and SUPPORT for its customers

NOW, THEREFORE, in consideration of the foregoing and the mutual covenants hereinafter set forth, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

1.

Appointment.  Mirenco hereby appoints Distributor as an independent distributor of Mirenco’s Products subject to the terms of this Agreement.

2.

Exclusive Rights of Distributor.  Mirenco appoints Distributor as an exclusive distributor of Mirenco’s Products and MDEP Procedures for the term of this Agreement within the “State of Kentucky” and the 16 counties Distributor represents for Caterpillar, Inc. in Indiana.

3.

Definition of Products.  For purposes of this Agreement, the term "Products" shall mean only those products which are specifically described in Schedule A as attached hereto from time to time.

4.

Submission of Purchase Orders.  (a) Distributor agrees that it shall submit completed purchase orders to Mirenco for the purchase of Product.

(b)  Each Purchase Order shall be placed by Distributor by forwarding thcompleted and executed Purchase Order to Mirenco.

(c)  All Accepted Orders are expressly limited solely to the terms and conditions of the corresponding Purchase Order and this Agreement.

5. Delivery of Products.  Any Products purchased by Distributor hereunder shall be made free on board, shipping point.

6.

Price, Terms of Sale.  Unless otherwise agreed, Mirenco will sell Products to Distributor and Distributor will purchase Products from Mirenco at prices as set forth in Schedule A attached hereto from time to time.  Mirenco shall provide Distributor with sixty (60) days written notice prior to changing Product pricing. The aggregate purchase price with respect to each Accepted Purchase Order shall be due and payable in U.S. dollars by Distributor, in full, within thirty (30) days of the date of Mirenco’s invoice to Distributor. Distributor shall pay a late charge on any delinquent amount compounded and computed daily at the lesser of (i) 1.5% per month, or (ii) the highest rate permitted by applicable law.

7.

Additional Duties of Distributor.  Distributor agrees to devote commercially reasonable efforts and such time as is necessary or appropriate to diligently market and promote the sale of the Products and services.  Distributor also agrees that it will:

            (a) Purchase such equipment necessary to perform MDEP

           (b)

Promptly submit to Mirenco all correspondence or other documents concerning the performance of Mirenco’s Products and Services which a person or entity may provide directly to Distributor.

8.

Duties of Mirenco.  Mirenco agrees to:

(a)

Provide sales and technical assistance to Distributor.

(b)

Furnish Distributor with   promotional and sales materials generally prepared in regard to sales of the Products and Services.

(c)

Sell Products to Distributor as provided herein.

(d)    Provide training in the products and services to Distributor pursuant to Schedule A

9.

Expenses.  Distributor agrees that it shall pay and be solely responsible for all costs and expenses of any nature whatsoever which are incurred by Distributor in rendering services pursuant to this Agreement.

10.

Term and Termination.  (a)

The term of this Agreement shall be for a period of one (1) year from the date hereof, and shall be automatically renewed thereafter for successive one (1) year periods, unless either party provides written notice to the other of its intention not to renew this Agreement, for termination  with cause, at least sixty (60) days prior to the termination date of the one (1) year term then in effect, or this Agreement is earlier terminated pursuant to any other provision of this Agreement.

(b)

This Agreement may be terminated by either Mirenco or Distributor, for failure to comply with the terms set forth in this agreement, effective sixty (60) days following the giving of written notice.

11.

Transactions After Termination.  The parties agree that upon the termination of this Agreement, for whatever reason:

(a)

Distributor shall return all written promotional, advertising and sales materials provided to Distributor by Mirenco hereunder.

(b)

The termination of this Agreement shall not affect any liability or obligation of the parties hereunder which shall accrue prior to such termination.

(c)        Distributor will have the right to return new inventory to Mirenco for a full refund of dealer net price Distributor paid Mirenco less applicable shipping and handling.

12.

Mirenco Trademarks.  Distributor is hereby granted a limited, nonassignable and nontransferable right to use Mirenco's trade or service marks. The rights conferred herein shall cease and terminate immediately upon notice to cease such use as provided by Mirenco.

13.

Proprietary and Confidential Information.  Distributor acknowledges and agrees that it is necessary for Mirenco to prevent the unauthorized use and disclosure of Proprietary and Confidential Information. Accordingly, Distributor covenants and agrees that it will not at any time directly or indirectly disclose any Proprietary or Confidential Information regarding Mirenco or the Products to any third party, nor use any Proprietary and Confidential Information for its own benefit.  Proprietary information shall include only documents marked “Proprietary and Confidential information, and shall not include information that is generally available to the public, information Whayne develops independently or information that becomes available from a third party.

Distributor may disclose Proprietary or Confidential information to the extent required by law.

14.

Limited Warranty; Mirenco represents and warrants to Distributor that Products delivered to Distributor or its customers shall be free from defect for a period not to exceed one (1) year from the date of the installation corresponding to such Products (the “Warranty Period”). The foregoing warranty will be automatically null and void if the defect has resulted in any way from Distributor’s negligence, from accident, abuse, misapplication, or if the Product has been altered in any manner without the express prior written consent of Mirenco.

15.

Indemnification. (a)  Distributor agrees to defend, indemnify and hold Mirenco harmless from and against any claim, demand, proceeding, loss, liability, damage, cost or expense (including, but not limited to, attorneys’ fees, legal expense and court costs)to the extent arising in connection with or resulting from any breach of warranty, misrepresentation or non-fulfillment of any agreement on the part of Distributor under this Agreement or which are incurred by Mirenco in enforcing its rights under this Agreement.

(b)  Mirenco agrees to defend, indemnify, and hold Distributor harmless from and against any claim, demand, proceeding, loss, liability, damage, cost or expense (including, but not limited to attorneys fees, legal expense, and court costs) to the extent arising in connection with or resulting from (i) any defect or alleged defect in any  of the Products, packaging, instruction, or related materials, (ii) the breach of alleged breach of any warranty (express or implied) in connection with the sale of any Products, with the exception of express written warranties made by the Distributor, or (iii) any infringement of any intellectual property rights (including without limitation patents relating to the Products and/or trademarks licensed to the Distributor under the Agreement).”

16.

No Waiver; Modifications in Writing.  No failure or delay on the part of any party in exercising any right, hereunder shall operate as a waiver, nor shall any single or partial exercise of any such right, preclude any other right..

17.

Notice.  Any notice required or permitted to be given hereunder shall be in writing and shall be deemed given when personally delivered or deposited in the mail, postage prepaid, sent certified or registered, or transmitted via electronic means and addressed as follows:

a.

If to Mirenco to:

Mirenco, Inc.

Attn:Dwayne Fosseen

Post Office Box 343

206 May Street

Radcliffe, Iowa 50230

b.

If to Distributor to:

Whayne Supply Company

VP Product Support

PO Box 35900

Louisville, KY  40232-5900

or, to such other address or person as may hereafter be designated in writing by the applicable party in the manner provided in this paragraph for the giving of notices.

18.

Severability.  In the event that any portion of this Agreement shall, for any reason, be held to be held invalid, illegal or unenforceable in whole or in part, the remaining portion shall not be affected thereby and shall continue to be valid and enforceable.

19.

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

20.

Authority.  Each person signing below represents that such person has been and is authorized and empowered to execute and deliver this Agreement on behalf of the party on whose behalf the person is executing this Agreement.

21.

 Entire Agreement.  This Agreement and all exhibits and schedules hereto constitute the entire agreement between the parties hereto.

22.

Governing Law; Consent to Jurisdiction; Waiver of Jury Trial.  This Agreement shall be governed by and construed in accordance with the laws of the State of Iowa in the United States of America and, to the extent applicable, the laws of the United States of America.

23.

Miscellaneous.  This Agreement may be assigned, in whole or in part, by Mirenco without the prior written consent of Distributor.  This Agreement may not be assigned, voluntarily or involuntarily or by operation of law or otherwise, by Distributor.

IN WITNESS WHEREOF, the parties have executed this Agreement on this __21st_ day of May, 2007.

MIRENCO, INC.

By: ________________________________

Its _________________________________

WHAYNE SUPPLY COMPANY

By: ________________________________

Its _________________________________

The Balance of  This Page Left Intentionally Blank]

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mirenco, Inc.
(Registrant)

By: /s/ Glynis M. Hendrickson -------------------------------------- Glynis M. Hendrickson Chief Financial Officer

Date:  August 20, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Dwayne Fosseen ------------------------------------- Dwayne Fosseen Chairman of the Board, Chief Executive Officer and Director

Date:  August 20, 2007

By: /s/ Don Williams ----------------------------------- Don Williams Director

Date:  August 20, 2007

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

Date:   August 20, 2007

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

Date August 20, 2007

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

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Dwayne Fosseen, Chief Executive Officer of Mirenco, Inc. (the “Company”), pursuant to 18 U.S.C. section 1350, certify that, to my knowledge:

(1)

The Company’s Quarterly Report on Form 10-QSB for the period ended June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Dwayne Fosseen

Dwayne Fosseen

Chief Executive Officer and President

August 20 , 2007

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Glynis M. Hendrickson , Chief Financial Officer of Mirenco, Inc. (the “Company”), pursuant to 18 U.S.C. section 1350, certify that, to my knowledge:

(1)

The Company’s Quarterly Report on Form 10-QSB for the period ended June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Glynis M. Hendrickson

Glynis M. Hendrickson

Chief Financial Officer

August 20, 2007