Form 10QSB
period 2007-09-30
MIRENCO INC
filed 2007-11-14
CIK 1041609

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 26,107,858 shares of no par value common stock as of November 14, 2007.

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

[The Balance of  This Page Left Intentionally Blank]

PART I – Financial Information

Item 1.       Financial Statements

MIRENCO, Inc.
BALANCE SHEET
(unaudited)
September 30, 2007

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 16,428
Accounts receivable	56,296
Inventories	108,935
Prepaid expenses	5,943
Total current assets	187,602
PROPERTY AND EQUIPMENT, net	472,329
PATENTS AND TRADEMARKS, net	14,418
$ 674,349

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of note payable	$ 9,812
Current portion of capital lease	3,134
Accounts payable	217,755
Accrued expenses	64,276
Due to officers	183,603
Other current liabilities	12,000
Dividends on preferred redeemable shares	896
Notes payable to related parties	35,448
Total current liabilities	526,924

LONG TERM LIABILITIES
Notes payable, less current portion	88,180
Notes payable, to related parties, less current portion	38,828
Capital lease, less current portion	-
Shares subject to mandatory redemption	18,256
Total long term liabilities	145,264

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 50,000,000 shares authorized	-
no shares issued or outstanding
Common stock, no par value: 100,000,000 shares authorized,
26,469,858 shares issued and outstanding	10,150,781
Additional paid-in capital	1,714,954
Accumulated (deficit)	(11,863,574)
2,161
$ 674,349

See the accompanying notes to the financial statements.

MIRENCO, Inc.
STATEMENTS OF OPERATIONS
(unaudited)
	Nine Months	Nine Months
	Ended	Ended
	September 30, 2007	September 30, 2006

Sales	$ 472,674	$ 449,464

Cost of sales	286,354	304,106

Gross profit	186,320	145,358

Salaries and wages	333,364	424,882
Other general and administrative expenses	213,659	213,403

	547,023	638,285

(Loss) from operations	(360,703)	(492,927)

Other income (expense)
Interest income	0	3
Interest expense	(15,726)	(16,458)

	(15,726)	(16,455)

	$ (376,429)	$ (509,382)

Net (loss) per share available for common
shareholders - basic and diluted	$ (0.02)	$ (0.03)

Weighted-average shares outstanding -
basic and diluted	24,718,575	19,795,316

See the accompanying notes to the financial statements.

MIRENCO, Inc.
STATEMENTS OF OPERATIONS
(unaudited)
	Three Months	Three Months
	Ended	Ended
	September 30, 2007	September 30, 2006

Sales	$ 163,594	$ 141,571

Cost of sales	87,477	91,702

Gross profit	76,117	49,869

Salaries and wages	106,968	155,117
Other general and administrative expenses	52,741	60,872

	159,709	215,989

(Loss) from operations	(83,592)	(166,120)

Other income (expense)
Interest income	0	1
Interest expense	(5,827)	(5,470)

	(5,827)	(5,469)

	$ (89,419)	$ (171,589)

Net (loss) per share available for common
shareholders - basic and diluted	$ (0.003)	$ (0.01)

Weighted-average shares outstanding -
basic and diluted	25,860,277	21,225,151

See the accompanying notes to the financial statements.

MIRENCO, Inc.
STATEMENTS OF CASH FLOWS
(unaudited)
	Nine Months	Nine Months
	Ended	Ended
	September 30, 2007	September 30, 2006
Cash flows from operating activities
Net cash (used in) operating activities	$ (296,335)	$ (424,201)

Cash flows from investing activities
Net cash (used in) investing activities	(7,803)	(50)

Cash flows from financing activities
Proceeds from issuance of stock	280,080	449,775
Shares subject to mandatory redemption	9,356	-
Principal payments on long-term debt:
Banks and others	(9,689)	(16,696)
Related parties	21,150	(3,601)
Net cash provided by financing activities	300,897	429,478

Increase (Decrease) in cash and cash equivalents	(3,241)	5,227

Cash and cash equivalents, beginning of period	19,669	4,984

Cash and cash equivalents, end of period	$ 16,428	$ 10,211

See the accompanying notes to the financial statements.

MIRENCO, Inc.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

September 30, 2007

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

NOTE C - REALIZATION OF ASSETS

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. Net loss for the nine months ended September 30, 2007 was ($376,429).  The Company has incurred net losses aggregating $11,863,574 from inception,  and may continue to incur net losses in the future. In addition, the Company had a working capital deficiency of ($339,322) as of September 30, 2007. If revenues do not increase substantially in the near future, additional sources of funds will be needed to maintain operations.  These matters give rise to substantial doubt about the Company’s ability to continue as a going concern.

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

[The Balance of  This Page Left Intentionally Blank]

MIRENCO, Inc.

NOTES TO FINANCIAL STATEMENTS – Continued

(unaudited)

September 30, 2007

NOTE D - STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2007, the Company issued 3,687,300 shares of common stock of which 3,299 ~~.~~ , 800 were issued for cash of $280,080, 362,500 were issued for debt due to an officer in the amount of $35,000, and 25,000 were issued upon the conversion of 5,000 shares of the Company’s convertible, redeemable preferred stock.

During the nine months ended September 30, 2007, the Company issued 5,000 options to directors to purchase common stock at $.25 per share.  The options are exercisable at this price until January 31, 2014.  In addition, 50,000 options to purchase common stock at $.25 per share were issued to an employee, also exercisable through January 31, 2014.  Of these options issued to the employee, 10,000 options are fully vested as of the grant date, February 16, 2007, 20,000 options will vest January 1, 2008, and the remaining 20,000 options will vest January 1, 2009. In addition, 12,000 options to purchase common stock at $.125 per share was issued to an employee, also exercisable through January 31, 2014.  There was no material charge to operations during the period ended September 30, 2007, related to these options.

The following summarizes the options outstanding at September 30, 2007:

			Weighted-
			average
			exercise
	Number of shares		price
	Outstanding	Exercisable	per share
Outstanding, December 31, 2006	2,274,210	2,274,210	$ 1.15
Granted	67,000	27,000	0.15
Exercised	(12,000)	(12,000)	0.13
Outstanding September 30, 2007	2,329,210	2,289,210	$ 1.14

The following table summarizes information about options outstanding at September 30, 2007 under the Compensatory Stock  Option Plan:

2007 Compensatory Stock Options and Warrants

Options outstanding				Options exercisable

Weighted-average
Range of	Number	remaining	Weighted-average	Number	Weighted-average
exercise prices	outstanding	contractual life	exercise price	exercisable	exercise price
$0.12-$5.00	2,329,210	6.21	$ 1.14	2,329,210	$ 1.14

NOTE E – NOTES PAYABLE

Notes payable consisted of the following at September 30, 2007:

		Current	Long-term
	Total	Portion	Portion
Note payable to bank in monthly installments of
$1,731, including principal and variable interest,
currently 11.00%, guaranteed by stockholder,
guaranteed by Small Business Administration	$ 97,992	$ 9,812	$ 88,180

Capital lease payable to leasing company in
monthly installments of $376, including principal
and interest of 20.625%, maturing in July, 2008	3,134	3,134	-

	$ 101,126	$ 12,946	$ 88,180

NOTE F – NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consisted of the following at September 30, 2007:

		Current	Long-term
	Total	Portion	Portion
Notes payable to investors, 9% interest payable
quarterly, principal due in December, 2007	$ 30,000	$ 30,000	$ -

Note payable to related Company in monthly
installments of $689, including principal and
interest of 6.75% maturing May, 2009	44,276	5,448	38,828

	$ 74,276	$ 35,448	$ 38,828

NOTE G – MAJOR CUSTOMERS

In the first nine months of  2007, four major customers accounted for 76% of total sales. At September 30, 2007, these customers account for 25% of accounts receivable.

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

NOTE I – REDEEMABLE, CONVERTIBLE PREFERRED STOCK

In December 2006, Mirenco offered a minimum $3,000 investment for 25,000 shares of its common stock at $0.12 per share, plus 500 shares of convertible, redeemable preferred stock valued by the Company at $1 per share.  In connection with this offering, 23,256 shares of the convertible, redeemable preferred stock were issued, of which 5,000 were converted to 25,000 shares of common stock during the period ended September 30, 2007.  Each preferred share is convertible at the holder’s option, to fives shares of the Company’s common stock, and carries a cumulative 6% dividend rate through December 31, 2011.  The preferred shares may be redeemed by the Company any time after December 31, 2009, and must be fully redeemed on December 31, 2011, together with all cumulative dividends in arrears.  Accordingly, the preferred shares are presented as shares subject to mandatory redemption in the accompanying financial statements.

NOTE J – SUBSEQUENT EVENTS

During October and November, 2007, 150,000 shares of common stock were issued for cash of  $12,000.

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

Liquidity and Capital Resources

Cash and equivalents and accounts receivable are currently the Company’s substantial source of  liquidity. The changes in Cash and Equivalents for the nine months ended September 30, 2007 and 2006 can be reviewed in the Statements of Cash Flows in PART I Item 1 above.

According to the terms of our purchase agreement with American Technologies to acquire the patents and trademarks, we have incurred a 3% royalty of annual gross sales for a period of 20 years, which began November 1, 1999.

Results of Operations

Gross sales of $472,674, including $112,876 in product sales and $359,798 in sales of services, were realized for the nine months ended September 30, 2007 and were $23,210 more than sales for the same period one year ago.  Cost of sales for the nine months ended September 30, 2007 was $286,354 resulting in gross margin of $186,320 , a net increase of $40,962 as a result of increased sales over the same period in the prior year. In the nine months ended September 2007, $232,268 of employment costs were included in Cost of Sales compared to $248,035 in the corresponding period in the prior year.  Salary expense for the nine months ended September 30, 2007 was $333,364 compared to $424,882 in the corresponding period in the prior year.  After accounting for the employment costs included in cost of sales, salaries decreased $107,285.

Gross sales of $163,594, including $33,716 in product sales and $129,878 in sales of services, were realized for the three months ended September 30, 2007 and were $22,023 more than sales for the same period one year ago.  Cost of sales for the three months ended September 30, 2007 was $87,477 resulting in gross margin of $76,117, a net increase of $26,248,  as a result of increased sales over the same period in the prior year. In the three months ended September 2007, $50,924 of employment costs were included in Cost of Sales compared to $49,510 in the corresponding period in the prior year.  Salary expense for the three months ended September 30, 2007 was $106,968 compared to $155,118 in the corresponding period in the prior year.  After accounting for the employment costs included in cost of sales, salaries decreased $49,564.

A total of 14 full-time individuals were employed with the Company at September 30, 2007 compared to a total of 17 full time employees at September 30, 2006.

 [The Balance of  This Page Left Intentionally Blank]

A comparative breakdown of “Other general and administrative expenses” per the Statements of Operations included in PART I Item 1 above is as follows:

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2007	September 30, 2006

Royalty	$ 14,180	$ 13,442
Advertising	529	4,550
Depreciation and amortization	25,526	32,580
Insurance	39,776	45,578
Professional fees	54,901	24,423
Office expenses	36,028	33,828
Travel	7,992	26,832
Utilities	34,727	32,170

Total general and administrative expenses	$ 213,659	$ 213,403

1.

Royalty expense is proportional to sales and is based on sales of products, services and rights related to patents according to the contractual agreement.

2.

Advertising expense for the nine months ended September 30, 2007 decreased $4,021 over the same period in the prior year because of decreased recruiting activities.

3.

Depreciation and amortization expense decreased $7,054 from the corresponding period in the prior year because of computer and other equipment becoming fully depreciated in the prior period.

4.

Insurance expense for the nine months ended September 30, 2007 decreased $5,802 from the corresponding period in the prior year because of a thorough examination of current coverage and obtaining a more competitive bid.

5.

Professional fees expense increased $30,478 because of increased expenses related to patents and consulting fees.

6.

Office expense for the nine months ended September 30, 2007  increased $2,200 from the corresponding period in the prior year.

7.

Travel expense for the first nine months of 2007 decreased $18,840 due to decreased travel to mining customers.

9.

Utilities expense for the first nine months of 2007 decreased $2,557 from  the first nine months of 2006 due to reduced telephone expenses.

Interest expense for the nine months ended September 30, 2007 and 2006 is a result of obtaining investor loans and bank loans  in 2005 and 2004.

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

The carrying value of long-lived assets is reviewed on a regular basis for the existence of facts and circumstances that suggest impairment. During the first nine months of 2007, no material impairment has been indicated. Should there be an impairment in the future, the Company will measure the amount of the impairment based on the amount that the carrying value of the impaired assets exceed the undiscounted cash flows expected to result from the use and eventual disposal of the impaired assets.

The Company accounts for equity instruments issued to employees for services based on the fair value of the equity instruments issued and accounts for equity instruments issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments whichever is more reliably measurable.

The Company accounts for stock based compensation in accordance with SFAS 123 (R), “Share-Based Payment”.  In December 2004, the FASB issued SFAS 123(R), amends SFAS 123, “Accounting for Stock-Based Compensation,” and APB Opinion 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal  year beginning after December 15, 2005.

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

[The Balance of  This Page Left Intentionally Blank]

Item 3.

CONTROLS AND PROCEDURES

An evaluation of the Company’s disclosure controls and procedures and internal controls and procedures was performed on June 26, 2007.  Based on that review, management concludes that the Company’s disclosure controls and procedures adequately ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation date.  There have been no corrective actions with regard to significant deficiencies and material weaknesses since the evaluation date.

PART II. OTHER INFORMATION

Item 1.

Legal Proceedings

None

Item 2.

Changes in Securities

During the nine months ended September 30, 2007, 3,687,300 shares of common stock  were issued. 3,299,800 were issued for cash, 362,500 were issued for debt due to an officer and 25,000 were issued upon the conversion of 5,000 shares of the Company’s convertible, redeemable preferred stock.  Changes in shares outstanding during the first nine months are summarized as follows:

	Shares Issued	Amount

Shares outstanding January 1, 2007	22,782,558	$ 9,830,701
New shares issued for cash	3,299,800	280,080
Shares issued upon conversion of 5,000 shares of
Convertible, redeemable preferred stock	25,000	5,000
Shares issued to officer	362,500	35,000
Shares outstanding September 30, 2007	23,469,858	$ 10,150,781

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

0QSB   filed May 22, 2006.).

10.35

      Letter of Agreement between Mirenco, Inc. and KARMA Enterprises group.

*10.36                  Distributor Agreement between Mirenco, Inc. and Whayne Supply.

*31.1

Certificate of Principal Executive Officer dated November 14, 2007.

*31.2

Certificate of Principal Financial Officer dated November 14, 2007.

*32.1

Dwayne Fosseen’s Certification dated November 14, 2007 pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to, SECTION 906 of the Sarbanes-Oxley Act of 2002.

 *32.2

Glynis M. Hendrickson’s Certification dated November 14, 2007  pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to SECTION 906 of the Sarbanes-Oxley Act of 2002.

•

Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mirenco, Inc.
(Registrant)

By: /s/ Glynis M. Hendrickson -------------------------------------- Glynis M. Hendrickson Chief Financial Officer

Date:  November 14, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Dwayne Fosseen ------------------------------------- Dwayne Fosseen Chairman of the Board, Chief Executive Officer and Director

Date:  November 14, 2007

By: /s/ Don Williams ----------------------------------- Don Williams Director

Date:  November 14, 2007

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

Date:   November 14, 2007

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

Date November 14, 2007

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

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Dwayne Fosseen, Chief Executive Officer of Mirenco, Inc. (the “Company”), pursuant to 18 U.S.C. section 1350, certify that, to my knowledge:

(1)

The Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Dwayne Fosseen

Dwayne Fosseen

Chief Executive Officer and President

November 14, 2007

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Glynis M. Hendrickson , Chief Financial Officer of Mirenco, Inc. (the “Company”), pursuant to 18 U.S.C. section 1350, certify that, to my knowledge:

(1)

The Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Glynis M. Hendrickson

Glynis M. Hendrickson

Chief Financial Officer

November 14, 2007