Form 10KSB
period 2007-12-31
MIRENCO INC
filed 2008-04-01
CIK 1041609

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

NONE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  X  NO __

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this Form 10-KSB, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

The issuer's revenues for the most recent fiscal year were $616,307.

The aggregate market value of the voting stock held by nonaffiliates, based on the closing sale price of the over-the-counter market on March 31, 2008 was 1,404,728. As of March 31, 2008, there were 27,778,405 shares of Common Stock, no par value, outstanding.

MIRENCO, INC.

FORM 10-KSB

Fiscal Year Ended December 31, 2007

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

The Balance of This Page Left Intentionally Blank

PART I

ITEM 1. Description of Business

(a) Development

Mirenco, Inc. was organized and incorporated in the State of Iowa on February 21, 1997. We develop, market and distribute technologically advanced products improving efficiencies in engine combustion and equipment application.  Mirenco also offers consultative services in evaluating diesel engines through its Mirenco Diesel Evaluation Procedure, MDEP, which consists of testing procedures, comparison to other engines on its proprietary data base and making recommendations for maintenance activities and/or application of Mirenco’s patented technology.

(b) Business

Our primary products are derived from technology patented in the United States, Mexico and Canada. They are D-Max®, C-Max®, HydroFire®Injection, HydroFire®Fluid, HydroFire®Lubricant, EconoCruise® and Fuel-Tracker.

In addition to products, Mirenco, Inc. offers consultative services with its Combustion Management Program called MDEP, Mirenco Diesel Evaluation Procedure.

 (1) Products and Services

D-Max® and C-Max® are devices that improve engine exhaust emissions and fuel mileage while reducing vehicle maintenance costs using precise programmable computer management of the vehicle's throttle position.  The device controls the fuel flow directly proportional to the engine’s combustion capability and desired rate of acceleration. This product is designed for diesel powered vehicles, with a high frequency of starting and stopping such as buses, over-the-road trucks, delivery vehicles and construction equipment.

The C-Max® product is primarily the same as the D-Max® except it operates on digitally controlled engines, thus opening up a completely new market relative to the heavy-duty diesel engine.  The application for this technology is the same as the D-Max®.  It has been particularly effective in the reduction of black smoke or Diesel Particulate Matter, DPM, in off-road construction equipment as well as heavy-duty underground equipment used in mining, gravel, and sandpit operations.

The HydroFire® System is a sophisticated superset of the D-Max® technology, providing all the benefits of the D-Max® plus the additional benefit of cutting oxides of nitrogen (NOx) emissions under performance conditions where NOx is produced. Specifically, NOx is produced under heavy loads and high engine temperatures. When these conditions occur, HydroFire ®Injection injects a patented fluid, HydroFire®Fluid, into the engine to reduce the NOx production by approximately 50%. The HydroFire®Fluid is a patented water-alcohol-lubricant mixture for which we have patented the blending process. Specifically, water cuts the NOx production, alcohol serves as antifreeze for the water, and HydroFire®Lubricant serves to eliminate the potential solvent and/or corrosive characteristics of the hydrous alcohol in the engine and/or storage containers. HydroFire® Systems are designed primarily for heavy transport vehicles such as buses and over-the-road trucks.

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

From these results Mirenco can evaluate the condition of the engine, determine commonalities among engine types, evaluate the entire fleet and recommend appropriate maintenance procedures for each specific vehicle.  From these results, we can also make recommendations for the appropriate engine service that will improve engine combustion.

Mirenco’s MDEP has been successfully applied in the underground mining industry to reduce diesel particulate matter.  This industry is under strict regulation from the Mining Safety and Health Administration (MSHA) to reduce particulate emissions for the safety of its workers health.  Beginning in 2005, Mirenco introduced the combustion management program, MDEP, D-Max® and C-Max® products throughout the United States.

The Fuel-Tracker system was designed to meet our customers demand to accurately monitor fuel consumption for individual pieces of equipment.  The Fuel-Tracker system uses a diesel engines turbo boost pressure to correlate fuel consumption of the engine.  With this system it is possible to provide basic fuel consumption information that many customers are looking for as well as many other management tools.  Data from the Fuel-Tracker system provides equipment productivity in percentage of horse power, equipment idle time, shut down time, location for each unit of fuel consumed and much more.    Fuel-Tracker technology has proven to be an effective tool to manage equipment maintenance, productivity and operator efficiency.

(2) Marketing methods

Mirenco’s marketing strategy has evolved through direct sales by Mirenco’s sales force to include the marketing and sales efforts of Mirenco’s Distributors to market our methodologies, the Mirenco Diesel Evaluation Procedure and our technologies, D-Max®, C-Max® and Fuel-Tracker.  These products can demonstrate an economic benefit to our customers and potential customers, particularly those whose fleets have a high degree of stops and accelerations in their duty cycle.  During the last three years heavy mining equipment has become the primary market for Mirenco’s products and services.

 (3) Competition

The market for our products and services is characterized by rapid technological developments, frequent new product introductions and evolving, varying industry and regulatory standards. We believe there is no known vehicle retrofit device that can compete with our current or contemplated spectrum of products and services. Mirenco Inc.'s technologies and solutions are aimed at reducing wasted fuel and excess emissions through engine maintenance, repair and fine tuning.  Our greatest advantage over other competing products is that Mirenco’s overall program keeps engines burning fuel efficiently thereby extending the vehicle’s useful life.  This is the Mirenco advantage over other environmental solutions which either filter engine exhaust emissions (with the risk of clogging) or exhaust catalysts that burn fuel with no useful application of the energy produced.

(4) Production suppliers

We currently outsource the production of D-Max® and C-Max® according to our specifications to ICE Corporation, an FAA certified electronic manufacturing company located in Manhattan, Kansas. Generally all materials required to manufacture and assemble our product line are readily available shelf items. Orders are typically manufactured and delivered within, at most, a ten week time frame. Payment terms are standard for the industry. We are not required to order or accept delivery of any product based on a predetermined time schedule, and production unit costs decrease with increasing quantities.

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

1. HydroFire®Fluid 5. EconoCruise® 2. HydroFire®Injection 3. HydroFire®Lubricant 4. D-Max®

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

 (8) Research and development

The Company expenses research and development costs as incurred, classifying them as operating expenses. Such costs include certain prototype products, test parts, consulting fees, and costs incurred with third parties to determine feasibility of products. Costs incurred for research and development were $60,658 and $64,801 for 2007 and 2006, respectively.

(9) Employees

As of December 31, 2007 and March 21, 2008, we had 11 and 10 full-time employees, respectively. There have been no management-labor disputes, and we are not a party to any collective bargaining agreement.

ITEM 2. Properties

Mirenco, Inc. owns a 21,600 square foot office, warehouse and distribution facility located in Radcliffe, Iowa. The building is located on 1.2 acres of land.

In addition, Mirenco, Inc. rents an adjacent shop building from an officer and stockholder.

ITEM 3. Legal Proceedings

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

The 2007Annual Meeting of Shareholders of Mirenco, Inc. was held at the Mirenco corporate office on October 26, 2007 for the purpose of electing directors and ratifying  the appointment of Stark, Winter, Schenkein & Co. LLP, as the Company’s certified  public accountants for the fiscal year ending December 31, 2007.  All directors’ terms will expire on the date of the 2008 Annual Meeting, which has not yet been determined.  The results of the matters submitted to shareholders are as follows:

	Number of Votes Cast
		Against or	Number of
Matter Voted Upon	For	Withheld	Abstentions

Election of Dwayne L. Fosseen as Director	15,572,597		-
Election of Don D. Williams as Director	15,572,597		-
Election of Merlin C. Hanson as Director	15,572,597		-
Election of Timothy L. Nuegent as Director	15,572,597		-
			-
Appointment of Stark, Winter, Schenkein & Co. LLP as the Company's
independent auditors for the fiscal year ending December 31, 2007	15,572,597		-

ITEM 5. Market for Common Equity and Related Stockholder Matters

(a) Market Information

Effective June 15, 2001, Mirenco, Inc. common stock began initial trading on the over-the-counter "bulletin board" market under the symbol "MREO.PK".

Price Range of Common Stock

The following table sets forth the high and low sales prices of the Company's common stock as obtained from the Quotes tab at the Internet site www.quotemedia.com. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.  The stock did not begin trading until the second quarter of 2001.

Fiscal Period 2007 2006
------------- ------ ------
High Low High Low
---- --- ---- ---
First Quarter .20 .15 .40 .125
Second Quarter .30 .17 .38 .27
Third Quarter .20 .07 .38 .20
Fourth Quarter .35 .07 .20 .15

 (b) Approximate Number of Equity Security Holders

Approximate Number of
Record Holders
Title of Class as of December 31, 2007
---------------------- --------------------------
Common Stock, no par value 4,000(1)

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

2004 Common 1,000,000 shares 479,750 shares 464,750 shares 520,250 shares
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

The Balance of This Page Left Intentionally Blank

Results of Operations

Sales increased $25,054 in the year ended December 31, 2007 compared to the same period for 2006. During 2007, we have continued to focus management and other resources on developing our products and markets.

During 2007, we continued developing the new sales strategy founded upon collecting emissions data before and after the use of our products and providing continuing emission testing services of our installed products.  In addition, the Company believes the development of a database cataloguing the results of testing without the use of Mirenco’s products has provided a source of information for fleet operators for determining the need, and in some cases, the nature of maintenance needed. In 2003, the Company established its internal sales department to promote direct sales and develop relationships with professional distributors established in the industries identified.  Total cost of sales was approximately 60% of total revenue in 2007 compared to 67% of total revenue in 2006. Management believes cost of sales will range between 40% and 60% of sales as increased unit sales levels cover production overhead and unit costs.

Operating expenses in 2007 decreased $122,145 from 2006. The decrease is attributable to efforts to hold down costs while devoting efforts to sales development.

Royalty expense for the years ended December 31, 2007 and 2006 was 3% of sales calculated per the patent purchase agreement with American Technologies.

Our net loss decreased from $619,850 in 2006 to $471,168 in 2007 as a result of a reduction in operating expenses.

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

Cash Flows for the Years Ended December 31, 2007 and 2006

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

Net cash used in operating activities for the years ended December 31, 2007 and 2006 was $270,133 and $515,756, respectively. The use of cash in operating activities was primarily related to our net losses from operations net of depreciation.

Net cash used in investing activities for the years ended December 31, 2007 and 2006 was $7,802 and $50, respectively. Investing activities in 2006 consisted of the capitalization of patent expense. Net cash provided by financing activities for the year ended December 31, 2007 was $268,005 compared to $530,491 provided by financing activities for the year ended December 31, 2006. Equity and borrowed funds from stockholders and others were obtained in the year ended December 31, 2007. Principal payments on long-term debt were made in both years.

Recent Accounting Pronouncements

We do not believe any recently issued accounting standards will have an impact on our financial statements.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has incurred and may continue to incur net losses in the future. The Company has a stockholders’ equity of $2,422 as of December 31, 2007; and if revenues do not increase substantially in the near future, additional sources of funds will be needed to maintain operations.  These matters give rise to substantial doubt about the Company’s ability to continue as a going concern.

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

Mirenco, Inc.

December 31, 2007 and 2006

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

6

REPORT OF INDEPENDENT

REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

MIRENCO, Inc.

We have audited the accompanying balance sheet of MIRENCO, Inc. as of December 31, 2007,  and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 2007 and 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MIRENCO, Inc. as of December 31, 2007, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note B, the Company incurred a net loss of $471,167  and $619,850 during the years ended December 31, 2007 and 2006.  This, among others factors, as discussed in Note B to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note B.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stark Winter Schenkein & Co., LLP

Denver, Colorado

March 25, 2008

The accompanying notes are an integral part of these statements.

I-

MIRENCO, INC.
BALANCE SHEET
December 31, 2007

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 9,738
Accounts receivable	54,858
Inventories	103,079
Prepaid expense	2,177
Total current assets	169,852

PROPERTY AND EQUIPMENT, net of accumulated depreciation
of $421,932	466,559

PATENTS AND TRADEMARKS, net of accumulated amortization
of $10,241	13,818
$ 650,229

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of note payable	$ 11,791
Accounts payable	238,706
Accrued expenses	69,397
Due to officers	152,691
Other current liabilities	12,000
Dividends on convertible redeemable preferred stock	1,247
Notes payable to related parties	30,000
Total current liabilities	515,832

NOTE PAYABLE, less current portion	85,719

NOTES PAYABLE TO RELATED PARTIES, less current portion	28,000

SHARES SUBJECT TO MANDITORY REDEMPTION	18,256

STOCKHOLDERS' EQUITY
Common stock, no par value: 100,000,000 shares authorized,
27,258,284 shares issued and outstanding	10,245,781
Preferred stock, no stated value: 50,000,000 shares authorized,
no shares outstanding	-
Additional paid-in capital	1,714,954
Deferred compensation	-
Accumulated (deficit)	(11,958,313)
2,422
$ 650,229
The accompanying notes are an integral part of these financial statements.

MIRENCO, INC.
STATEMENTS OF OPERATIONS
Year ended December 31,

	2007	2006

Sales	$ 616,307	$ 591,253

Cost of sales	371,683	395,060

Gross profit	244,624	196,193

Salaries and wages	428,705	523,949
Royalty expenses	18,489	17,696
Advertising	529	12,907
Other general and administrative expenses	243,942	259,258

	691,665	813,810

(Loss) from operations	(447,041)	(617,617)

Other income (expense)
Interest income	1	4
Gain from settlement of accounts payable	3,500	19,601
Interest expense	(20,628)	(21,838)

	(17,127)	(2,233)

NET (LOSS)	$ (471,168)	$ (619,850)

Net (loss) per share available for common
shareholders - basic and diluted	(0.02)	(0.03)

Weighted-average shares outstanding -
basic and diluted	24,998,988	20,668,227
The accompanying notes are an integral part of these financial statements.

The accompanying notes are an integral part of these statements.

I-

MIRENCO, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 2007 and 2006

			Additional
	Common Stock		Paid-In	Accumulated	Deferred
	Shares	Amount	Capital	Deficit	Compensation	Total
Balance January 1, 2006	17,959,954	$ 9,271,465	$ 1,714,954	$ (10,867,295)	$ (2,182)	$ 116,942

Issuance of stock for cash	4,595,604	531,996	-	-	-	531,996

Issuance of stock for accounts
payable	227,000	27,240	-	-	-	27,240

Amortization of deferred	-	-	-	-	1,750	1,750
compensation
Net (loss)	-	-	-	(619,850)	-	(619,850)

Balance December 31, 2006	22,782,558	9,830,701	1,714,954	(11,487,145)	(432)	58,078

Issuance of stock for accounts	1,000,926	118,000	-	-	-	108,000
payable

Issuance of stock for cash	3,474,800	297,080	-	-	-	307,080

Amortization of deferred	-	-	-	-	432	432

Net ( loss)	-	-	-	(471,168)	-	(471,168)

Balance December 31, 2007	27,258,284	$ 10,245,781	$ 1,714,954	$ (11,958,313)	$ -	$ 2,422

		The accompanying notes are an integral part of these financial statements

MIRENCO, INC.
STATEMENTS OF CASH FLOWS
Year ended December 31,

	2007	2006

Cash flows from operating activities
Net (loss)	$ (471,168)	$ (619,850)
Adjustments to reconcile net (loss) to net cash
and cash equivalents (used in) operating activities:
Depreciation and amortization	31,464	41,703
Dividends	1,215	32
Gain on settlement of accounts payable	(3,500)	(19,601)
Deferred compensation	432	1,750
(Increase) decrease in assets
Accounts receivable	(8,940)	(8,046)
Inventories	7,967	13,911
Prepaid expenses	7,860	5,373
Increase (decrease) in liabilities
Accounts payable	62,927	1,578
Due to officers	96,092	32,825
Accrued expenses	5,518	34,569
Net cash (used in) operating activities	(270,133)	(515,756)

Cash flows from investing activities

Capitalization of patent expense	(7,802)	(50)
Net cash (used in) investing activities	(7,802)	(50)

Cash flows from financing activities
		-
Payments capital leases	(865)	(2,886)
Proceeds from issuance of common stock for cash	297,080	531,996
Proceeds from issuance of redeemable preferred stock	4,356	13,900
Principal payments on long-term debt:
Banks and others	(12,440)	(7,676)
Related parties	(20,126)	(4,843)
Net cash provided by financing activities	268,005	530,491

Increase (decrease) in cash and cash equivalents	(9,931)	14,685

Cash and cash equivalents, beginning of year	19,669	4,984

Cash and cash equivalents, end of year	$ 9,738	$ 19,669

Supplementary disclosure of cash flow information:
Cash paid during the year for interest	$ 21,212	$ 22,291
Cash paid during the year for income taxes	$ -	$ -

Supplementary disclosure of significant non-cash
financing and investing activities:
Issuance of stock for accounts payable	$ 118,000	$ 27,240
Gain from settlement of accounts payable	$ 3,500	$ 19,601

The accompanying notes are an integral part of these financial statements.

MIRENCO, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2007

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

7.

Patents and Trademarks

Patents and trademarks will be amortized on the straight-line method over their remaining legal lives of 7 years as of December 31, 2007.  The Company recorded patent amortization expense of $2,163  and $1,443, respectively, in 2007 and 2006.  Patents are stated net of amortization of $10,241.

8.

Property and Equipment

Property and equipment are stated at cost.  The Company provides for depreciation on the straight-line method over the estimated useful lives of 3 years for computer equipment, 5 years for manufacturing and test equipment and other equipment, and 39 years for buildings.

9.

Impairment of Long-Lived Assets

The carrying value of long-lived assets is reviewed on a regular basis for the existence of facts and circumstances that suggest impairment. During 2007 and 2006, no material impairment has been indicated. Should there be an impairment, in the future, the Company will measure the amount of the impairment based on the amount that the carrying value of the impaired assets exceed the undiscounted cash flows expected to result from the use and eventual disposal of the from the impaired assets.

10.

Stock-Based Compensation

The Company accounts for equity instruments issued to employees for services based on the fair value of the equity instruments issued and accounts for equity instruments issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

The Company accounts for stock based compensation in accordance with SFAS 123R (revised 2004) “Share-Based Payment”. This statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based transactions. The Statement replaces SFAS 123 “Accounting for Stock-Based Compensation” and supercedes APB Opinion No.25 “Accounting for Stock Issued to Employees”. The provisions of this Statement were effective for the Company beginning with its fiscal year ended December 31, 2007.

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

12.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2007. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.

The carrying value of the Company’s long-term debt approximated its fair value based on the current market conditions for similar debt instruments.

13.

Royalty Expense

Royalty expense is recorded and paid based upon the sale of products, services, and rights related to patents according to a contractual agreement (see Note J).

14.

Advertising

Advertising costs are charged to expense as incurred and were $529 and $12,097 for the years ended December 31, 2007 and 2006, respectively.

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

16.  Research and Development

The Company expenses research and development costs as incurred.  Such costs include certain prototype products, test parts, consulting fees, and costs incurred with third parties to determine feasibility of products.  Costs incurred for research and development were $60,658 and $64,642 in 2007 and 2006, respectively.

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

19.  Recent Pronouncements

On February 15, 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently, without having to apply complex hedge accounting procedures. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Statement is expected to expand the use of fair value measurements, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 will be effective for the Company’s 2009 fiscal year and will be required to be adopted by the Company effective July 1, 2008. Management at this time has not evaluated the impact, if any, of adopting SFAS No. 159 on its financial statements.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of the Company’s fiscal year beginning after December 15, 2008. Management believes the adoption of this pronouncement will not have a material impact on the Company's consolidated financial statements.

NOTE B - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has incurred and may continue to incur net losses in the future. Net losses for the years ending December 31, 2007 and 2006 were ($471,167) and ($619,850) respectively, and the company had negative working capital of ($345,980) at December 31, 2007. If revenues do not increase substantially in the near future, additional sources of funds will be needed to maintain operations.  These matters give rise to substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2007:

PROPERTY AND EQUIPMENT
Land and building	$ 569,748
Computer equipment	81,241
Manufacturing and test equipment	85,799
Tool and die	29,025
Other equipment	122,678
888,491
Less accumulated depreciation	421,932
$ 466,559

The Company recorded $29,301 and $40,239 respectively, of depreciation expense for the years ended December 31, 2007 and 2006.

NOTE D - ACCRUED EXPENSES

Accrued expenses consisted of the following at December 31, 2007:

ACCRUED EXPENSES
Royalty	$ 4,309
Payroll and payroll taxes	64,572
Other	516
$ 69,397

The Balance of This Page Left Intentionally Blank

NOTE E - NOTES PAYABLE

Notes payable consisted of the following at December 31, 2007:

		Current	Long-term
	Total	Portion	Portion
Note payable to bank in monthly installments of
$1,731, including principal and variable interest,
currently 12.00%, guaranteed by stockholder,
guaranteed by Small Business Administration	$ 95,335	$ 9,616	$ 85,719

Capital lease payable to leasing company in
monthly installments of $376, including
principal and interest of 20.625%, maturing in	2,175	2,175	-
in July, 2008.

	$ 97,510	$ 11,791	$ 85,719

Maturities of notes payable are as follows:

2008	$ 11,791	2009	$ 9,068	2010	$ 9,466
2011	$ 11,661	2012	$ 13,236	Thereafter	$ 42,288

NOTE F – NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consisted of the following a December 31, 2007:

Notes payable to investors, 9% interest payable
quarterly, principal due in March and April, 2008	58,000	30,000	28,000

	$ 58,000	$ 30,000	$ 28,000

Maturities of related party notes payable are as follows:

2008	$ 30,000	2009	$ -	2010	$ 28,000
2011	$ -	2012	$ -

Subsequent to December 31, $48,000 of principal and $4,012 of accrued interest related to these loans were converted to 520,121 shares of the Company’s no par common stock at $.10 per share (see Note N).

NOTE G - CONCENTRATION OF CUSTOMERS

At December 31, 2007, the Company had 5 customers who accounted for 90% of sales and 7 customers who accounted for 79% of accounts receivable. At December 31, 2006, the Company had 3 customers who accounted for 81% of 2006 sales and 5 customers who accounted for 98 % of accounts receivable.

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
---%

As of December 31, 2007, the Company has a net operating loss carryforward of approximately $8,748,000.  This loss carryforward will be available to offset future taxable income.  If not used, this carryforward will expire through 2027.  The deferred tax asset of approximately $2,974,000 relating to the operating loss carryforward has been fully reserved as of December 31, 2007.  The increase the valuation allowance related to the deferred tax asset was approximately $174,000 during 2007.  The principal difference between the accumulated deficit for income tax purposes and for financial reporting purposes is related to stock based compensation.

NOTE J - RELATED PARTY TRANSACTIONS

In 2006 the Company incurred rent expense in the amount of $9,600 payable to an officer and majority stockholder, which is included in due to officers and affiliates at December 31, 2007 Payments to related parties in 2007 amounted to $3,108 for interest. During 2007, $10,000 of accrued rent payable to this individual was converted to 50,000 shares of the Company’s common stock at $.20 per share.

On April 30, 1999, the Company entered into an agreement to acquire patents and trademarks for an initial price of $25,000 from a company whose stockholders have controlling ownership in the Company.  The patents and trademarks were recorded as a lump-sum purchase at the affiliate’s carrying value, $9,800, at the date of purchase.  The remaining $15,200 was recorded as a distribution to stockholders.  In July 2000, upon the completed sale of 1,000,000 shares of stock to the public and in accordance with the patent purchase agreement a payment of $225,000 was paid and was accounted for as a distribution to stockholders.  Also, the agreement provides for royalty payments in the amount of 3% of gross sales (including product sales, service revenues, and all revenues from sales of patent rights) for the 20 years which began November 1, 1999.  This agreement can be terminated by the seller if the Company fails to make the above payments or becomes insolvent.  From January 1, 1999 to October 31, 1999, the Company paid royalties for the use and potential marketing of the patents to the company that owned the patents based on 3% of sales calculated at an established unit price ($495) and minimum quantities (40 to 80 units per month), with payments generally made quarterly.  The Company incurred royalty expense to a company partially owned by the majority stockholder of the Company for the years ended December 31, 2007 and 2006, in the amounts of $18,489 and $17,696 respectively.

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

During 2007 the Company granted 71,000 options as shown below.  The options are fully vested.  Of these, 12,000 were issued to an employee and are exercisable at $.125, the fair market value at the date of grant, and expire seven years from the date of grant.  In addition, 50,000 options to purchase common stock at $.25 per share were issued to an officer, 10,000 of which are vested (exercisable) upon date of receipt, 20,000 shall become vested (exercisable) on January 1, 2008, and 20,000 shall become vested (exercisable) on January 1, 2009 also exercisable through January 31, 2014.  During the year ended December 31, 2007, the Company issued 5,000 options to directors to purchase common stock at $.25 per share, and 4,000 options at $.2125.  These options are exercisable at that price until January 31, 2014.  No compensation costs have been recorded in conjunction with the issuances of the options.

			Weighted-
			average
			exercise
	Number of shares		price
	Outstanding	Exercisable	per share
Outstanding, January 1, 2006	3,475,790	3,495,790	$ 1.23
Granted	165,000	165,000	0.18
Exercised	-	-	-
Outstanding, December 31, 2006	3,640,790	3,640,790	1.15
Granted	71,000	31,000	0.23
Exercised	211,580	211,580	-
Outstanding, December 31, 2007	3,333,210	3,293,210	$ 0.92

The following table summarizes information about options outstanding at December 31, 2007 under the Compensatory Stock Option Plans:

2007 Compensatory Stock Options and Warrants

Options outstanding				Options exercisable

Weighted-average
Range of	Number	remaining	Weighted-average	Number	Weighted-average
exercise prices	outstanding	contractual life	exercise price	exercisable	exercise price
$0.12-$5.00	3,293,210	5.55	$ 0.92	3,293,210	$ 0.92

Warrants

The Company extended the expiration date of 275,116 warrants which were to expire on June 25, 2006, to December 31, 2006 at which time they expired.  The warrants entitled the warrant holders to acquire one common share for each warrant at $1.00 per share.

In conjunction with the return of 1,000,000 common shares in 2004 the Company issued 1,000,000 warrants to purchase common stock at $.25 per share to an officer. The warrants have no expiration date.

In addition, in conjunction with the cash sale of common shares discussed in Note L, the Company issued 366,580 warrants to purchase common stock at $.20 per share. These warrants were originally to expire on June 30, 2006.  The Company repriced at $.12 per share and extended the expiration date of these warrants to March 31, 2007 at which time they expired.  During the first quarter of 2007 155,000 of these warrants were exercised and the exercised remaining 211,580 expired on March 31, 2007.

NOTE L - STOCKHOLDERS' EQUITY

During 2004, the Company issued 12,500 shares of common stock in conjunction with a private placement debt offering to qualified investors only.  The fair market value of these shares of $5,250 was recorded as deferred compensation and has been amortized over the term of the debt of 36 months. At December 31, 2007, this amount is fully amortized. Amortization of $432 and $1,750 was recorded in 2007 and 2006, respectively.

In 2007, the Company sold 3,474,800 shares for $297,080 cash. In 2006, the Company sold 4,595,604 shares for $531,966.  In addition, during the year ended December 31, 2007, the Company issued 1,000,926 shares of its common stock to an officer for notes and accounts payable in the aggregate amount of $118,000. 50,000 shares were issued at $0.20 per share, 312,500 shares were issued at $0.08 per share and 638,426 shares were issued at $0.13 per share, the fair market value on the date of issue.

NOTE M – REDEEMABLE, CONVERTIBLE PREFERRED STOCK

In December 2006, the Company offered minimum $3,000 investments for 25,000 shares of its common stock at $0.12 per share, plus 500 shares of convertible, redeemable preferred stock valued by the Company at $1 per share. In connection with this offering, 13,900 shares of the convertible, redeemable preferred stock were issued in 2006. An additional 4,356 shares were issued in 2007. Each preferred share is convertible at the holder’s option, to five shares of the Company’s common stock, and carries a cumulative 6% dividend rate through December 31, 2011. The preferred shares may be redeemed by the Company any time after December 31, 2009, and must be fully redeemed on December 31, 2011, together with all cumulative dividends in arrears. Accordingly, the 18,256 preferred shares are presented as shares subject to mandatory redemption in the accompanying financial statements.

NOTE N– SUBSEQUENT EVENTS

As discussed in Note F, subsequent to December 31, 2007, two shareholders converted $48,000 of related party loans plus $4,012 of accrued interest payable, to 520,121 shares of the Company’s common stock at $.10 per share.

Subsequent to December 31,2007, the Company entered into two separate loans agreements with a bank. Effective January 4, 2008, the Company obtained a bridge loan of $50,000 due February 15, 2008, plus accrued interest at 5.15%. In addition, effective January 18, 2008, the Company obtained a line of credit that calls for maximum borrowings of $301,500. The line bears interest at 8% per annum and is due January 18, 2018. As of the date of these financial statements, aggregate withdrawals of $155,000 have been made against the line of credit.

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

Dwayne L. Fosseen, age 62, is founder, Chief Executive Officer, Chairman of the Board of Directors, and Principal (controlling) Stockholder of Mirenco, Inc. Mr. Fosseen has personally been involved in major projects with the U.S. Department of Agriculture, the U.S. Department of Energy, the Iowa Corn Growers Board, the National BioDiesel Board and the Iowa Soybean Promotions Board. Mr. Fosseen has over 15 years' experience in the field of heavy-duty engines and has directed major EPA testing efforts at Ortech Corporation, an international emissions testing company.

Glynis M. Hendrickson, age 47, became Chief Financial Officer in February, 2007.  Mrs. Hendrickson graduated from the University of Northern Iowa in 1996.  Mrs. Hendrickson started with Mirenco, Inc. in 2005 as controller.  Mrs. Hendrickson has 8 years of accounting experience in the manufacturing industry prior to coming to Mirenco.

Director Tim Neugent is a graduate of Marquette University and is currently Vice President of American Auto Finance and has owned and operated several companies in central Iowa.  Mr. Neugent brings valuable marketing expertise to the Board of Directors.

Merlin Hanson, Director, is a Certified Public Accountant and a graduate of the University of Minnesota.  Mr. Hanson is a retired partner with McGladrey and Pullen with over 35 years with the firm.  Mr. Hanson has served on many boards and most significantly, was the Chairman of the Board for Goodwill Industries, International.

Don D. Williams, age 73, a lifelong resident of Williams, Iowa, has been involved in the grain business and is a major producer of livestock. Mr. Williams has also been associated with real estate as a licensed associate. Mr. Williams has served as an officer of the County Farm Bureau Board, Heart of Iowa Realtors Board, and the County Compensation and Extension Board. A director of Mirenco, Inc. since June 1, 1998, Mr. Williams is also a veteran of the Korean War.

Mr. Hansonand Mr. Williams serve on the Company’s Audit Committee.  Mr. Hanson qualifies as a financial expert with his long career as a Certified Public Accountant, with practice experience in reporting matters for publicly held companies.

As of the filing of this report, the Registrant has not adopted a code of ethics for its Chief Executive Officer or its Chief Financial Officer because of the financial constraints.  The Company’s Board of Directors intends to provide a code of ethics in 2008.

ITEM 10. Executive Compensation

The following table sets forth the compensation of the named executive officers for each of the Company's last three completed fiscal years.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Options Awarded	All Other Compensation

Dwayne Fosseen, CEO
	2007	$ 63,475	$ -	2,000	$ -
	2006	$ 31,904	$ -	6,000	$ -
	2005	$ 38,697	$ -	4,000	$ -

Richard A. Musal, COO & CFO	2007	$ 17,269	$ -	1,000	$ 27,822
	2006	$ 39,250	$ -	4,000	$ 10,810
	2005	$ 89,092	$ -	3,000	$ 5,574

Mr. Musal resigned from all positions at the Company on August 15, 2007.

Option Grants

There were 2,000 grants of stock options made to Mr. Musal and 2,000 grants of options  made to Mr. Fosseen during the Year Ended December 31, 2007, and 4,000 grants of stock options made to Mr. Musal and 4,000 grants of options made to Mr. Fosseen during the year ended December 31, 2006.

Aggregate Option Exercises and Fiscal Year-End Option Value

There were 12,000 stock options exercised during the year ended December 31, 2007, and no stock options were exercised during the year ended December 31, 2006.

 Compensation of Directors

In 2007 Directors were awarded stock options for 9,000 shares, compared to stock options for 20,000 shares in 2006.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the individuals serving on the Board of Directors, the Company’s executive officers and significant employees, and information with respect to the number of shares of the Company’s common stock beneficially owned by each of them directly or indirectly, as of December 31, 2007. The number of shares beneficially owned includes shares, if any, held in the name of the spouse, minor children, or other relatives of the individual living in his home, as well as shares, if any, held in the name of another person under an arrangement whereby the individual enjoys the right to vote or the use of the income, or whereby the individual can vest or re-vest title in himself or herself at once or at some future time.

Name, Position and Address	Amount Beneficially		Percent
of Beneficial Owner	Owned		of Class

Dwayne Fosseen, Director, Chairman of the Board	10,749,621	(a)	36.39%
and Chief Executive Officer
206 May Street
Radcliffe, IA 50230

Glynis M. Hendrickson, Secretary	36,500	(b)	0.12%
and Chief Financial Officer
206 May Street
Radcliffe, IA 50230

Don Williams, Director	416,700	(c)	1.41%
206 May Street
Radcliffe, IA 50230

Tim Neugent, Director	45,000	(d)	0.15%
206 May Street
Radcliffe, IA 50230

Merlin Hanson, Director	17,000	(e)	0.06%
206 May Street
Radcliffe, IA 50230

All Directors and Officers as a group
(5 persons)	11,264,821		38.14%

Total number of shares outstanding 12/31/07	27,258,284
Total options outstanding	1,243,210
Total warrants outstanding	2,050,000

Total shares, options and warrants	30,537,494

 (a)

Dwayne Fosseen's beneficial ownership includes 1,439,150 shares which are acquirable pursuant to the exercise of outstanding stock options and warrants, 2,000 shares owned by family members in his household and 35,450 shares, which are acquirable pursuant to the exercise of outstanding stock options owned by his spouse.

(b)

Glynis Hendrickson’s beneficial ownership includes 36,500 shares which are acquirable pursuant to the exercise of outstanding stock options.

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

ITEM 12. Certain Relationships and Related Transactions

In 2007 the Company incurred rent expense in the amount of $9,600 payable to an officer and majority stockholder. Payments to related parties in 2007 amounted to $2,700 for interest.

On April 30, 1999, the Company entered into an agreement to acquire patents and trademarks from a company that Mr. Fosseen has a controlling ownership in the Company for an initial price of $25,000. The patents and trademarks were recorded as a lump-sum purchase at the affiliate's carrying value, $9,800, at the date of purchase. The remaining $15,200 was recorded as a distribution to stockholders. Another payment per terms of the patent purchase agreement, $225,000, was paid in July 2000 and accounted for as a distribution to stockholders upon the completed sale of 1,000,000 shares of stock offered to the public. Also, the agreement provides for royalty payments in the amount of 3% of gross sales (including product sales, service revenues, and all revenues from sales of patent rights) for 20 years, which began November 1, 1999. This agreement can be terminated by the seller if the Company fails to make the above payments or becomes insolvent. From January 1 to October 31, 1999, the Company paid royalties for the use and potential marketing of the patents to the company that owned the patents based on 3% of sales calculated at an established unit price ($495) and minimum quantities (40 to 80 units per month), with payments generally made quarterly. The Company incurred royalty expense to a company partially owned by the majority stockholder of the Company for the years ended December 31, 2007 and 2006 in the amounts of $18,489 and $17,696 respectively.

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

Employment Agreement with Richard A. Musal. (Incorporated by reference to the Company’s 10QSB filed November 19, 2004)

10.30               2004 Common Stock Compensation Plan (Incorporated by reference to the Company’s 10KSB, filed April 15, 2005).

10.34

Reseller agreement with Network Car, Inc. dated April 12, 2006. (incorporated by reference to the Company’s 10QSB filed May 22, 2006.).

* 31.1

Certificate of Principal Executive Officer dated March 31, 2008.

* 31.2

Certificate of Principal Financial Officer dated March 31, 2008.

* 32.1

Dwayne Fosseen’s Certification dated March 31, 2008 pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to, SECTION 906 of the Sarbanes-Oxley Act of 2002

 * 32.2

Glynis M. Hendrickson’s Certification dated March 31, 2008 pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to SECTION 906 of the Sarbanes-Oxley Act of 2002

•

Filed with this report.

•

ITEM 14.

 PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s board of directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of Stark Winter Schenkein & Co., LLP as the Company's independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Stark Winter Schenkein & Co., LLP in 2007 and 2006 were approved by the board of directors.

Audit Fees

The aggregate fees billed for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB for 2007 and 2006 were $28,900  and $20,100 respectively, net of expenses.

Audit-Related Fees

There were no other fees billed during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

Tax Fees

There were no fees billed during the last two fiscal years for professional services rendered for tax compliance.

All Other Fees

There were no other fees billed during the last two fiscal years for products and services provided.

The Balance of This Page Left Intentionally Blank

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mirenco, Inc.
(Registrant)

By: /s/ Glynis M. Hendrickson -------------------------------------- Glynis M. Hendrickson Chief Financial Officer

Date: March 31, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Dwayne Fosseen ------------------------------------- Dwayne Fosseen Chairman of the Board, Chief Executive Officer and Director

Date: March 31, 2008

By:: /s/ Don Williams ----------------------------------- Don Williams Director

Date: March 31, 2008

By:: /s/ Glynis M. Hendrickson -------------------------------------------- Glynis M. Hendrickson Secretary

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

Date: March 31, 2008

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

Date:  March 31, 2008

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

(1)

The Company’s Annual Report on Form 10-KSB for the period ended December 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Dwayne Fosseen

Dwayne Fosseen

Chief Executive Officer and President

March 31, 2008

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Glynis M. Hendrickson, Chief Financial Officer of Mirenco, Inc. (the “Company”), certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

(1)

The Company’s Annual Report on Form 10-KSB for the period ended December 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Glynis M. Hendrickson

Glynis M. Hendrickson

Chief Financial Officer

March 31, 2008

.