Form 10-Q
period 2008-03-31
MIRENCO INC
filed 2008-05-15
CIK 1041609

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [X]             No    [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer    [ ]      Accelerated filer    [  ]      Non-accelerated filer    [ ]       Smaller reporting company   [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    [   ]            No    [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Common Shares outstanding at May 15, 2008: 29,778,405.

Index

Part I.  FINANCIAL INFORMATION                                                                                              Page

Item 1.     Condensed Balance Sheets at March 31, 2008 (unaudited) and December 31, 2007           1

Condensed Statements of Operation for the three months ended March 31, 2008

and 2007 (unaudited)                                                                                                                                   2

Condensend Statements of Cash Flow for the three months ended March 31, 2008

and 2007 (unaudited)                                                                                                                                   3

Notes to Condensed Financial Statements (unaudited)                                                                            4

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of

Operations                                                                                                                                                    8

Item 3.     Controls and Procedures                                                                                                          10

Part II – OTHER INFORMATION

Item 1.     Legal Proceedings                                                                                                                     10

Item 2.     Changes in Securities                                                                                                                10

Item 3.     Defaults Upon Senior Securities                                                                                              10

Item 4.     Submission of Matters to a Vote of Security Holders                                                           10

Item 5.     Other Information                                                                                                                    10

Item 6.     Exhibits                                                                                                                                      11

SIGNATURES

[The Balance of  This Page Left Intentionally Blank]

Cautionary Statement on Forward-Looking Statements.

The discussion in this Report on Form 10-Q, including the discussion in Item 2 of PART I, contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are based on current expectations, estimates and projections about the Company’s business, based on management’s current beliefs and assumptions made by management.  Words such as “expects”, “anticipates”, “intends”, believes”, “plans”, “seeks”, “estimates”, and similar expressions or variations of these words are intended to identify such forward-looking statements.  Additionally, statements that refer to the Company’s estimated or anticipated future results, sales or marketing strategies, new product development or performance or other non-historical facts are forward-looking and reflect the Company’s current perspective based on existing information.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements.  Such risks, and uncertainties include those set forth below in Item 1 as well as previous public filings with the Securities and Exchange Commission.  The discussion of the Company’s financial condition and results of operations included in Item 2 of PART I should also be read in conjunction with the financial statements and related notes included in Item 1 of PART I of this quarterly report.  These quarterly financial statements do not include all disclosures provided in the annual financial statements and should be read in conjunction with the annual financial statements and notes thereto included in the Company's Form 10KSB for the year ended December 31, 2007 filed on April 1, 2008.  The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

[The Balance of  This Page Left Intentionally Blank]

PART I – Financial Information

Item 1.       Financial Statements

MIRENCO, Inc.
CONDENSED BALANCE SHEETS

ASSETS	March 31, 2008	December 31, 2007
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$ 55,662	$ 9,738
Accounts receivable	75,640	54,858
Inventories	101,784	103,079
Prepaid expenses	-	2,177
Total current assets	233,086	169,852
PROPERTY AND EQUIPMENT, net	460,789	466,559
PATENTS AND TRADEMARKS, net	13,217	13,818
	$ 707,092	$ 650,229

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of note payable	$ 42,351	$ 9,616
Current portion of capital lease	1,165	2,175
Accounts payable	184,454	238,706
Accrued expenses	30,483	69,397
Due to officers	146,910	152,691
Other current liabilities	12,000	12,000
Dividends on preferred redeemable shares	1,561	1,247
Notes payable to related parties	10,000	30,000
Total current liabilities	428,924	515,832

LONG TERM LIABILITIES
Notes payable, less current portion	244,562	85,719
Notes payable to Related Parties, less current portion	-	28,000
Shares subject to mandatory redemption	18,256	18,256
Total long term liabilities	262,818	131,975

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 50,000,000 shares authorized	-	-
no shares issued or outstanding
Common stock, no par value: 100,000,000 shares authorized,
27,778,405 (2008) and 27,258,284 (2007) shares issued and outstanding	10,323,799	10,245,781
Additional paid-in capital	1,714,954	1,714,954
Accumulated (deficit)	(12,023,403)	(11,958,313)
	15,350	2,422
	$ 707,092	$ 650,229

See the accompanying notes to the financial statements.

MIRENCO, Inc.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)
	Three Months	Three Months
	Ended	Ended
	March 31, 2008	March 31, 2007

Sales	$ 201,744	$ 129,974

Cost of sales	71,221	92,868

Gross profit	130,523	37,106

Salaries and wages	98,289	130,997
Non-cash stock compensation	26,006	-
Other general and administrative expenses	59,919	71,899

	184,214	202,896

(Loss) from operations	(53,691)	(165,790)

Other income (expense)
Interest income	1	1
Interest expense	(11,400)	(5,035)

	(11,399)	(5,034)

NET (LOSS)	$ (65,090)	$ (170,824)

Net (loss) per share available for common
shareholders - basic and diluted	$ -	$ (0.01)

Weighted-average shares outstanding -
basic and diluted	27,401,174	23,120,646

See the accompanying notes to the financial statements.

MIRENCO, Inc.
STATEMENTS OF CASH FLOWS
(unaudited)
	Three Months	Three Months
	Ended	Ended
	March 31, 2008	March 31, 2007
Cash flows from operating activities
Net cash (used in) operating activities	$ (144,645)	$ (72,000)

Cash flows from investing activities
Net cash (used in) investing activities	-	(1,485)

Cash flows from financing activities
Proceeds from issuance of stock	-	190,580
Shares subject to mandatory redemption	-	7,356
Principal payments on long-term debt:
Banks and others	(59,431)	(1,262)
Related parties	-	(3,118)
Proceeds from long term borrowing	250,000
Net cash provided by financing activities	190,569	193,556

Increase (Decrease) in cash and cash equivalents	45,924	120,072

Cash and cash equivalents, beginning of period	9,738	19,669

Cash and cash equivalents, end of period	$ 55,662	$ 139,741

Supplementary disclosure of cash flow information:
Cash paid during the quarter for interest	$ 11,400	$ 5,035
Cash paid during the quarter for taxes	$ -	$ -
Non-cash financing activities:
Common stock issued for notes payable and accrued interest	$ 52,012	$ -
payable to related parties
Non-cash stock compensation	$ 26,006	$ -

          See the accompanying notes to the financial statements.

MIRENCO, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

March 31, 2008

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of December 31, 2007, and for the two years then ended, including notes thereto included in the Company’s Form 10-KSB filed with the Commission on April 1, 2008.

NOTE B – INVENTORY

Inventories, consisting of purchased finished goods ready for sale, are stated at the lower of cost (as determined by the first-in, first-out method) or market.

NOTE C - REALIZATION OF ASSETS

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. Net loss for the three months ended March 31, 2008 was ($65,090).  The Company has incurred net losses aggregating $12,023,403 from inception,  and may continue to incur net losses in the future. In addition, the Company had a working capital deficiency of ($195,838) as of March 31, 2008. If revenues do not increase substantially in the near future, additional sources of funds will be needed to maintain operations.  These matters give rise to substantial doubt about the Company’s ability to continue as a going concern.

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

[The Balance of  This Page Left Intentionally Blank]

MIRENCO, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS – Continued

(unaudited)March 31, 2008

NOTE D - STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2008, the Company issued 520,121 shares of common stock  at $.10 per share, which were issued for debt and accrued interest payable to related parties of $10,000, and $42,012, respectively.  Non-cash stock compensation of $26,006 was recognized in connection with this stock issuance, for the difference between the excess fair market value of the stock over the debt retired.

During the three months ended March 31, 2008, the Company issued 8,000 options to directors to purchase common stock at $.16 per share.  The options are exercisable at this price until January 31, 2014.  In 2007, 50,000 options to purchase common stock at $.25 per share were issued to an employee, also exercisable through January 31, 2014.  Of these options issued to the employee, 10,000 options are fully vested as of the grant date, February 16, 2007, 20,000 options vested January 1, 2008, and the remaining 20,000 options will vest January 1, 2009.

The following summarizes the options outstanding at March 31, 2008:

			Weighted-
			average
			exercise
	Number of shares		price
	Outstanding	Exercisable	per share
Outstanding, December 31, 2007	3,333,210	3,293,210	$ 0.92
Granted	8,000	28,000	0.16
Exercised	-	-	-
Expired	-	-	-
Outstanding March 31, 2008	3,341,210	3,321,210	$ 0.87

The following table summarizes information about options outstanding at March 31, 2008 under the Compensatory Stock  Option Plan:

2008 Compensatory Stock Options and Warrants

Options outstanding				Options exercisable

Weighted-average
Range of	Number	remaining	Weighted-average	Number	Weighted-average
exercise prices	outstanding	contractual life	exercise price	exercisable	exercise price
$0.12-$5.00	3,341,210	5.70	$ 0.87	3,321,210	$ 0.87

NOTE E – NOTES PAYABLE

Effective January 4, 2008, the Company obtained a bridge loan of $50,000 due February 15, 2008, plus accrued interest at 5.15%. In addition, effective January 18, 2008, the Company obtained a line of credit that calls for maximum borrowings of $301,500. The line bears interest at 8% per annum and is due January 18, 2018. As of the date of these financial statements, aggregate draws of $200,000 have been made against the line of credit and the bridge loan plus accrued interest was repaid from proceeds of the line of credit in January, 2008.

Notes payable consisted of the following at March 31, 2008:

		Current	Long-term
	Total	Portion	Portion
Notes payable to bank in monthly installments of
$3,659, including principal and interest at 8%.	$ 194,439	$ 29,618	$ 164,821

Note payable to bank in monthly installments of
$1,731, including principal and variable interest,
currently 8.75%, guaranteed by stockholder,
guaranteed by Small Business Administration	$ 92,474	$ 12,733	$ 79,741

Capital lease payable to leasing company in
monthly installments of $376, including principal
and interest of 20.625%, maturing in July, 2008	1,165	1,165	-

	$ 288,078	$ 43,516	$ 244,562

NOTE F – NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consisted of the following at March 31, 2008:

		Current	Long-term
	Total	Portion	Portion
Notes payable to investors, 9% interest payable
quarterly, principal due in June 30, 2008	$ 10,000	$ 10,000	$ -

	$ 10,000	$ 10,000	$ -

NOTE G – MAJOR CUSTOMERS

In the first three months of  2008, six major customers accounted for 88% of total sales. At March 31, 2008, these customers accounted for 71% of accounts receivable.

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

NOTE J – SUBSEQUENT EVENTS

During April 2008, 2,000,000 shares of common stock were issued for cash of $300,000.

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

Liquidity and Capital Resources

Cash and equivalents and accounts receivable are currently the Company’s substantial source of  liquidity. The changes in Cash and Equivalents for the three months ended March 31, 2008 and 2007 can be reviewed in the Statements of Cash Flows in PART I Item 1 above.

According to the terms of our purchase agreement with American Technologies to acquire the patents and trademarks, we have incurred a 3% royalty of annual gross sales for a period of 20 years, which began November 1, 1999.

Results of Operations

Gross sales of $201,744, including $41,314 in product sales and $160,430 in sales of services, were realized for the three months ended March 31, 2008 and were $71,770 more than sales for the same period one year ago.  Cost of sales for the three months ended March 31, 2008 was $71,221 resulting in gross profit of $130,523, a net increase in gross profit of $93,417 as a result of increased sales over the same period in the prior year. In the three months ended March 31, 2008, $36,528 of employment costs were included in Cost of Sales compared to $78,997 in the corresponding period in the prior year.  Salary expense for the three months ended March 31, 2008 was $98,290 compared to $130,997 in the corresponding period in the prior year.  After accounting for the employment costs included in cost of sales, salaries decreased  by 75,176. A total of 10 full-time individuals were employed with the Company at March 31, 2008 compared to a total of 15 full time employees at March 31, 2007.

 [The Balance of  This Page Left Intentionally Blank]

A comparative breakdown of “Other general and administrative expenses” per the Statements of Operations included in PART I Item 1 above is as follows:

	Three Months	Three Months
	Ended	Ended
	March 31, 2008	March 31, 2007	Note

Royalty	$ 5,620	$ 3,899	1
Advertising	20	190	2
Depreciation and amortization	6,371	9,908	3
Insurance	11,488	13,006	4
Professional fees	5,741	16,273	5
Office expenses	14,450	8,806	6
Travel	2,918	5,639	7
Utilities	13,311	14,178	8

Total general and administrative expenses	$ 59,919	$ 71,899

1.

Royalty expense is proportional to sales and is based on sales of products, services and rights related to patents according to the contractual agreement.

2.

Advertising expense for the three months ended March 31, 2008 decreased $170 over the same period in the prior year because of decreased recruiting activities.

3.

Depreciation and amortization expense decreased $3,537 from the corresponding period in the prior year because computer and other equipment became  fully depreciated in the prior period.

4.

Insurance expense for the three months ended March 31, 2008 decreased $1,518 from the corresponding period in the prior year because of a thorough examination of current coverage and obtaining a more competitive bid.

5.

Professional fees expense decreased  $10,532 because consulting fees were discontinued.

6.

Office expense for the three months ended March 31, 2008 increased $5,644 from the corresponding period in the prior year due to increased prices for supplies and equipment services .

7.

Travel expense for the first three months of 2008  decreased $2,721 due to decreased travel.

8.

Utilities expense for the first three months of 2008 decreased $867 from  the first three months of 2007.

Interest expense for the three months ended March 31, 2008 and 2007 was $11,400 and $5,035, respectively. The increase for the three months ended March 31, 2008 is $6,365 compared to the same period for 2007, as a result of obtaining additional bank loans  in 2008.

The Company uses estimates in the preparation of its financial statements.  The estimates used relate to valuation of receivables and the useful lives of equipment and patents. Since the Company’s receivables consist of larger individual accounts, the Company elects to use the direct write off method for those accounts that are deemed to be uncollectible.  The Company believes there is no material difference in this method from the allowance method.  There have been no accounts written off in 2008. If it is determined that potential losses of a material amount in receivables, the allowance for doubtful accounts method will be adopted. No such allowance is considered to be required at this time. If it were determined that the depreciated cost of its equipment and the amortized cost of its patents exceeded their fair market value, there would be a negative impact on the results of operations to the extent the depreciated and amortized cost of these assets exceeded their fair market value.

The carrying value of long-lived assets is reviewed on a regular basis for the existence of facts and circumstances that suggest impairment. During the first three months of 2008, no material impairment has been indicated. Should there be an impairment in the future, the Company will measure the amount of the impairment based on the amount that the carrying value of the impaired assets exceed the undiscounted cash flows expected to result from the use and eventual disposal of the impaired assets.

The Company accounts for equity instruments issued to employees for services based on the fair value of the equity instruments issued and accounts for equity instruments issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments whichever is more reliably measurable.

The Company outsources the production of its DriverMax® products to ICE Corporation of Manhattan, Kansas.  If, for some reason the relationship between  the Company and ICE Corporation should be interrupted or discontinued, the operations of the Company could be adversely affected until such time as an alternative supply source could be located, contracted and begin producing our technology.  Such an event could materially effect the results of operations of the Company.  The Company continues to review its relationship with this single source and believes there is no need for an alternative source at this time. As sales of product grow the Company will continue to review alternative sources.

Item 3.

CONTROLS AND PROCEDURES

(a)

We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.An evaluation of the Company’s disclosure controls and procedures and internal controls and procedures was performed on March 30, 2008 under the supervision and with the participation of our President/Chief Executive Officer and our Chief Financial Officer.  Based on that evaluation, the President/Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to the requirements to be included in our periodic filings with the SEC.

(b)

There have been no significant changes in internal control over financial reporting or in other factors that could materially affect internal controls over financial reportingsubsequent to the evaluation date.  There have been no corrective actions with regard to significant deficiencies and material weaknesses since the evaluation date.

[The Balance of  This Page Left Intentionally Blank]

PART II. OTHER INFORMATION

Item 1.

Legal Proceedings

None

Item 2.

Changes in Securities

During the three months ended March 31, 2008, 520,121 shares of common stock  were issued for debt due to related parties.  Changes in shares outstanding during the first three months are summarized as follows:

	Shares Issued	Amount

Shares outstanding January 1, 2008	27,258,284	$ 10,245,781
New shares issued for debt	520,121	52,012
Shares outstanding March 31, 2008	27,778,405	$ 10,297,793

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

Reseller agreement with Network Car, Inc. dated April 12, 2006. (incorporated b reference to the Company’s

0QSB   filed May 22, 2006.).

10.35

      Letter of Agreement between Mirenco, Inc. and KARMA Enterprises group.

10.36                    Distributor Agreement between Mirenco, Inc. and Whayne Supply.

*31.1

Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Dwayne Fosseen, dated May 15,

                            2008.

*31.2

Certification  pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Glynis M. Hendrickson, dated May 15, 2008.

*32.1

Certification pursuant to, SECTION 906 of the Sarbanes-Oxley Act of 2002 for Dwayne Fosseen and Glynis M. Hendrickson, dated May 15, 2008.

•

Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mirenco, Inc.
(Registrant)

By: /s/ Glynis M. Hendrickson -------------------------------------- Glynis M. Hendrickson Chief Financial Officer

Date:  May 15, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Dwayne Fosseen ------------------------------------- Dwayne Fosseen Chairman of the Board, Chief Executive Officer and Director

Date:  May 15, 2008

By: /s/ Don Williams ----------------------------------- Don Williams Director

Date:  May 15, 2008

EXHIBIT 31.1

CERTIFICATION

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report on Form 10-Q of Mirenco, Inc. (the “Company”) for the period ended March 31, 2008 as filed with the Securities and Exchange Commission on the date hereof, the undersigned, in the capacity and on the date indicated below, hereby certifies that:

1.

I have reviewed this quarterly report on Form 10-Q of Mirenco, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.

The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14) and 15d-15e for the Company and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)        Evaluated the effectiveness of the Company’s disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

(d)

 Disclosed in this quarterly report any change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter (the Company’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting; and

5.

The Company’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company’s auditors and the audit committee of the Company’s board of directors (or persons performing the equivalent functions):

(a)       All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company’s ability to record, process, summarize and report financial information; and

(b)         Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal control over financial reporting.

.

Date:   May 15, 2008

 /s/ Dwayne Fosseen

Dwayne Fosseen,

                                                                                      President and Chief Executive Officer

EXHIBIT 31.2

CERTIFICATION

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report on Form 10-Q of Mirenco, Inc. (the “Company”) for the period ended March 31, 2008 as filed with the Securities and Exchange Commission on the date hereof, the undersigned, in the capacity and on the date indicated below, hereby certifies that:

1.

I have reviewed this quarterly report on Form 10-Q of Mirenco, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.

The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14) and 15d-15e for the Company and have:

(c)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(d)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)        Evaluated the effectiveness of the Company’s disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

(d)

 Disclosed in this quarterly report any change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter (the Company’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting; and

5.

The Company’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company’s auditors and the audit committee of the Company’s board of directors (or persons performing the equivalent functions):

(a)       All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company’s ability to record, process, summarize and report financial information; and

(b)         Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal control over financial reporting.

.

Date:   May 15, 2008

 /s/ Glynis M. Hendrickson

Glynis M. Hendrickson,

                                                                                      Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Dwayne Fosseen, Chief Executive Officer and I, Glynis M. Hendrickson, Chief Financial Officer of Mirenco, Inc. (the “Company”)  certify that:

(1)

I have reviewed the quarterly report on Form 10-Q of Mirenco, Inc.;

(2)

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

(2)

Based on my knowledge, the financial statements and other information included in this quarterly report, fairly present, in all material respects, the financial condition , results of operations and cashflowsof the Company as of and fort the period presented in this quarterly report.

/s/ Dwayne Fosseen

Dwayne Fosseen

Chief Executive Officer and President

May 15, 2008

/s/ Glynis M. Hendrickson

Glynis M. Hendrickson

Chief Financial Officer

May 15, 2008