Form 10-Q
period 2008-06-30
MIRENCO INC
filed 2008-08-14
CIK 1041609

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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

Yes    [   ]            No    [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Common Shares outstanding at August 14, 2008: 30,415,739.

Index	Page
Cautionary Statement on Forward-Looking Statements
Part I. FINANCIAL INFORMATION

Item 1. Condensed Balance Sheets at June 30, 2008 (unaudited) and
December 31, 2007	1

Condensed Statements of Operations for the six months ended June 30, 2008	2
and 2007 (unaudited)

Condensed Statements of Operations for the three months ended June 30, 2008	3
and 2007 (unaudited)

Condensed Statements of Cash Flows for the six months ended June 30, 2008	4
and 2007 (unaudited)

Notes to Condensed Financial Statements (unaudited)	5

Item 2. Management's Discussion and Analysis of Financial Condition and	9
Results of Operations

Item 4T. Controls and Procedures	12

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	13

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3. Defaults Upon Senior Securities	14

Item 4. Submission of Matters to a Vote of Security Holders	14

Item 5. Other Information	14

Item 6. Exhibits	15

SIGNATURES	16

Cautionary Statement on Forward-Looking Statements.

The discussion in this Report on Form 10-Q, including the discussion in Item 2 of PART I, contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are based on current expectations, estimates and projections about the Company’s business, based on management’s current beliefs and assumptions made by management.  Words such as “expects”, “anticipates”, “intends”, believes”, “plans”, “seeks”, “estimates”, and similar expressions or variations of these words are intended to identify such forward-looking statements.  Additionally, statements that refer to the Company’s estimated or anticipated future results, sales or marketing strategies, new product development or performance or other non-historical facts are forward-looking and reflect the Company’s current perspective based on existing information.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements.  Such risks, and uncertainties include those set forth below in Item 1 as well as previous public filings with the Securities and Exchange Commission.  The discussion of the Company’s financial condition and results of operations included in Item 2 of PART I should also be read in conjunction with the financial statements and related notes included in Item 1 of PART I of this quarterly report.  These quarterly financial statements do not include all disclosures provided in the annual financial statements and should be read in conjunction with the “Risk Factors” and annual financial statements and notes thereto included in the Company's Form 10KSB for the year ended December 31, 2007 filed on April 1, 2008.  The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

MIRENCO, Inc.
BALANCE SHEETS

ASSETS	June 30, 2008	December 31, 2007
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$ 198,510	$ 9,738
Accounts receivable	172,150	54,858
Inventories	104,038	103,079
Prepaid expenses	5,204	2,177
Total current assets	479,902	169,852

PROPERTY AND EQUIPMENT, net	476,860	466,559

PATENTS AND TRADEMARKS, net	15,807	13,818
	$ 972,569	$ 650,229
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of note payable	$ 43,242	$ 9,616
Current portion of capital lease	101	2,175
Accounts payable	193,676	238,706
Accrued expenses	19,815	69,397
Due to officers	87,620	152,691
Other current liabilities	12,000	12,000
Dividends on preferred redeemable shares	1,865	1,247
Notes payable to related parties	10,000	30,000
Total current liabilities	368,319	515,832

LONG TERM LIABILITIES
Notes payable, less current portion	233,234	85,719
Notes payable to Related Parties, less current portion	-	28,000
Shares subject to mandatory redemption	18,256	18,256
Total long term liabilities	251,490	131,975

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 50,000,000 shares authorized	-	-
no shares issued or outstanding
Common stock, no par value: 100,000,000 shares authorized,
30,182,405 (2008) and 27,258,284 (2007) shares issued and outstanding	10,684,399	10,245,781
Additional paid-in capital	1,714,954	1,714,954
Accumulated (deficit)	(12,046,593)	(11,958,313)
	352,760	2,422
	$ 972,569	$ 650,229

See the accompanying notes to the financial statements.

MIRENCO, Inc.
STATEMENTS OF OPERATIONS
(Unaudited)
	Six Months	Six Months
	Ended	Ended
	June 30, 2008	June 30, 2007

Sales	$ 470,129	$ 309,080
Cost of sales	181,219	198,877

Gross profit	288,910	110,203

Salaries and wages	216,820	226,396
Other general and administrative expenses	148,843	160,918

	365,663	387,314

(Loss) from operations	(76,753)	(277,111)

Other income (expense)
Interest income	2	2
Interest expense	(11,529)	(9,900)
	(11,527)	(9,898)

NET (LOSS)	$ (88,280)	$ (287,009)

Net (loss) per share available for common
shareholders - basic and diluted	$(0.00)	$ (0.01)

Weighted-average shares outstanding -
basic and diluted	27,981,924	24,193,695

See the accompanying notes to the financial statements

MIRENCO, Inc.
STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months	Three Months
	Ended	Ended
	June 30, 2008	June 30, 2007

Sales	$ 268,385	$ 179,106
Cost of sales	109,998	106,009

Gross profit	158,387	73,097

Salaries and wages	92,525	95,399
Other general and administrative expenses	88,925	89,020

	181,450	184,419

(Loss) from operations	(23,063)	(111,322)

Other income (expense)
Interest income	1	1
Interest expense	(129)	(4,865)
	(128)	(4,864)

NET (LOSS)	$ (23,191)	$ (116,186)

Net (loss) per share available for common
shareholders - basic and diluted	$ (0.00)	$ (0.00)

Weighted-average shares outstanding -
basic and diluted	28,182,405	25,326,976

See the accompanying notes to the financial statements

MIRENCO, Inc.
STATEMENTS OF CASH FLOWS
(unaudited)
	Six Months	Six Months
	Ended	Ended
	June 30, 2008	June 30, 2007
Cash flows from operating activities
Net cash (used in) operating activities	$ (265,235)	$ (227,131)

Cash flows from investing activities
Acquisition of patents and equipment	(26,080)	(7802_
Net cash (used in) investing activities	(25,060)	(7,802)

Cash flows from financing activities
Proceeds from issuance of stock	300,000	220,580
Shares subject to mandatory redemption	-	9,356
Principal payments on long-term debt:
Banks and others	(70,933)	(6,346)
Related parties	-	(2,545)
Proceeds from long term borrowing	250,000	-
Net cash provided by financing activities	479,067	221,045

Increase (Decrease) in cash and cash equivalents	188,772	(13,888)

Cash and cash equivalents, beginning of period	9,738	19,669

Cash and cash equivalents, end of period	$ 198,510	$ 5,781

Supplementary disclosure of cash flow information:
Cash paid during the quarter for interest	$ 6,330	$ 10,000
Cash paid during the quarter for taxes	$ -	$ -
Non-cash financing activities:
Conversion of 5,000 shares of convertible, redeemable
preferred stock to 25,000 of common stock	$ -	$ 5,000
Non-cash financing activities:
Common stock issued for notes payable and accrued interest
payable to related parties	$ 112,612	$ -
Non-cash stock compensation	$ 26,006	$ -

See the accompanying notes to the financial statements

MIRENCO, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of December 31, 2007, and for the two years ended, December 31, 2006 and December 31, 2007 including notes thereto included in the Company’s Form 10-KSB filed with the Commission on April 1, 2008.

NOTE B – INVENTORY

Inventories, consisting of purchased finished goods ready for sale, are stated at the lower of cost (as determined by the first-in, first-out method) or market.

NOTE C - REALIZATION OF ASSETS

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. Net loss for the six months ended June 30 was ($88,280).  The Company has incurred net losses aggregating $12,046,593 from  inception,  and  may continue to incur net losses in the future. If revenues do not increase substantially in the near future, additional sources of funds will be needed to maintain operations.  These matters give rise to substantial doubt about the Company’s ability to continue as a going concern.

Management and other personnel have been focused on product exposure and marketing. The Company’s management team has diligently explored several market segments relative to the Company’s product and service lines.    Management believes a large market exists for the Company’s testing and evaluation services and the information resulting from those services. Management will focus on the Company’s efforts on the sales of products, services, and programs with sensible controls over expenses.  Management believes these steps, if successful, will improve the Company’s liquidity and operating results, allowing it to continue in existence.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

MIRENCO, Inc.

 NOTES TO CONDENSED FINANCIAL STATEMENTS – Continued

(unaudited) June 30, 2008

NOTE D - STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2008, the Company issued 520,121 shares of common stock  at $.10 per share, which were issued for debt and accrued interest payable to related parties of $10,000, and $42,012, respectively.  Non-cash stock compensation of $26,006 was recognized in connection with this stock issuance, for the difference between the excess fair market value of the stock over the debt retired.  Also during the three months ended June 30, 2008, 404,000 warrants were exercised at $.15 per share, in exchange for amounts due to a former officer, and 2,300 options expired.   Also, 2,000,000 shares of common stock were issued at $.15 per share for cash of $300,000.

During the six months ended June 30, 2008, the Company issued 8,000 options to directors to purchase common stock at $.16 per share.  The options are exercisable at this price until January 31, 2014.  In 2007, 50,000 options to purchase common stock at $.25 per share were issued to an employee, also exercisable through January 31, 2014.  Of these options issued to the employee, 10,000 options are fully vested as of the grant date, February 16, 2007, 20,000 options vested January 1, 2008, and the remaining 20,000 options will vest January 1, 2009.

The following summarizes the options outstanding at June 30, 2008:

			Weighted-
			average
			exercise
	Number of shares		price
	Outstanding	Exercisable	per share
Outstanding, December 31, 2007	3,333,210	3,293,210	$ 0.92
Granted	8,000	28,000	0.16
Exercised	(404,000)	(404,000)	0.15
Expired	(2,300)	(2,300)	0.29
Outstanding June 30, 2008	2,934,910	2,914,910	$ 1.95

The following table summarizes information about options outstanding at June 30, 2008 under the Compensatory Stock  Option Plan:

2008 Compensatory Stock Options and Warrants

Options outstanding				Options exercisable

Weighted-average
Range of	Number	remaining	Weighted-average	Number	Weighted-average
exercise prices	outstanding	contractual life	exercise price	exercisable	exercise price
$0.12-$5.00	2,934,910	4.78	$ 1.95	2,914,910	$ 1.95

NOTE E – NOTES PAYABLE

Effective January 4, 2008, the Company obtained a bridge loan of $50,000 due February 15, 2008, plus accrued interest at 5.15%. In addition, effective January 18, 2008, the Company obtained a line of credit that calls for maximum borrowings of $301,500. The line bears interest at 8% per annum and is due January 18, 2018. As of the date of these financial statements, aggregate draws of $250,000 have been made against the line of credit and the bridge loan plus accrued interest was repaid from proceeds of the line of credit in January, 2008.

Notes payable consisted of the following at June 30, 2008:

		Current	Long-term
	Total	Portion	Portion
Note payable to bank in monthly installments of
$3,659, including principal and interest at 8%.	$ 187,258	$ 30,206	$ 157,052

Note payable to bank in monthly installments of
$1,706, including principal and variable interest,
currently 7.75%, guaranteed by stockholder,
guaranteed by Small Business Administration	89,218	13,036	76,182

Capital lease payable to leasing company in
monthly installments of $376, including principal
and interest of 20.625%, maturing in July, 2008	101	101	-

	$ 276,577	$ 43,343	$ 233,234

NOTE F – NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consisted of the following at June 30, 2008:

		Current	Long-term
	Total	Portion	Portion
Notes payable to investors, 9% interest payable
quarterly, principal due in July, 2009	$ 10,000	$ 10,000	$ -

	$ 10,000	$ 10,000	$ -

NOTE G – MAJOR CUSTOMERS

In the first six months of  2008, four major customers accounted for 83% of total sales. At June 30, 2008 two  customers accounted for 74% of accounts receivable.

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

NOTE J – SUBSEQUENT EVENTS

During July 2008, 233,334 shares of common stock was issued for cash of $35,000.

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

(2) Marketing methods

Mirenco’s marketing strategy has evolved through direct sales by Mirenco’s sales force to include the marketing and sales efforts of Mirenco’s Distributor to market our methodologies, the Mirenco Diesel Evaluation Procedure and our technologies, D-Max®, C-Max® and Fuel-Tracker.  We believe these products demonstrate an economic benefit to our customers and potential customers, particularly those whose fleets have a high degree of stops and accelerations in their duty cycle.  During the last three years heavy mining equipment has become the primary market for Mirenco’s products and services.

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

Liquidity and Capital Resources

As of June 30, 2008, the Company had total cash and current assets of $479,902 and current liabilities of $368,319, resulting in a working capital of $111,583.  The Company’s available sources for generating cash for working capital is through the issuance of common stock and notes payable and, eventually, through the development of profitable operations.

The Company’s future capital requirements will depend on many factors, including expansion of our business; increased sales of both services and products, the cost of third-party financing, development of new revenue resources and administrative expense.  We do not expect to expand our facilities during 2008.

Effective January 4, 2008, the Company obtained a bridge loan of $50,000 due February 15, 2008, plus accrued interest at 5.15%. In addition, effective January 18, 2008, the Company obtained a line of credit that calls for maximum borrowings of $301,500. The line bears interest at 8% per annum and is due January 18, 2018. As of the date of these financial statements, aggregate draws of $250,000 have been made against the line of credit and the bridge loan plus accrued interest was repaid from proceeds of the line of credit in January, 2008.

According to the terms of our purchase agreement with American Technologies to acquire the patents and trademarks, we have incurred a 3% royalty of annual gross sales for a period of 20 years, which began November 1, 1999.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. Net loss for the six months ended June 30 was ($88,280).  The Company has incurred net losses aggregating $12,046,593 from  inception,  and  may continue to incur net losses in the future. If revenues do not increase substantially in the near future, additional sources of funds will be needed to maintain operations.  These matters give rise to substantial doubt about the Company’s ability to continue as a going concern.

Management and other personnel have been focused on product exposure and marketing. The Company’s management team has diligently explored several market segments relative to the Company’s product and service lines.    Management believes a large market exists for the Company’s testing and evaluation services and the information resulting from those services. Management will focus on the Company’s efforts on the sales of products, services, and programs with sensible controls over expenses.  Management believes these steps, if successful, will improve the Company’s liquidity and operating results, allowing it to continue in existence.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Results of Operations

Gross sales of $470,129, including $137,740  in product sales and $332,389 in sales of services, were realized for the six months ended June 30, 2008 and were $161,049 more than sales of $309,080 for the same period one year ago.  Cost of sales for the six months ended June 30, 2008 was $181,219 resulting in gross profit of $288,910, as compared to $198,877 for the prior year,  a net increase in gross profit of $178,707.  This increase is due primarily to increased sales over the same period in the prior year. In the six months ended June 30, 2008, $146,921 of employment costs were included in Cost of Sales compared to $170,037 in the corresponding period in the prior year.  Salary expense for the six months ended June 30, 2008 was $216,820 compared to $226,396 in the corresponding period in the prior year.  After accounting for the employment costs included in cost of sales, salaries decreased  by $32,692. A total of 12 full-time individuals were employed with the Company at June 30, 2008 compared to a total of 15 full time employees at June 30, 2007.

Gross sales of $268,385, including $96,425  in product sales and $171,960 in sales of services, were realized for the three months ended June 30, 2008 and were $89,279 more than sales of $179,106 for the same period one year ago.  Cost of sales for the three months ended June 30, 2008 was $109,998 resulting in gross profit of $158,387, as compared to $73,097 for the prior year,  a net increase in gross profit of $85,290.  This increase is due primarily increased sales over the same period in the prior year. In the three months ended June 30, 2008, $25,467 of employment costs were included in Cost of Sales compared to $38,217 in the corresponding period in the prior year.  Salary expense for the three months ended June 30, 2008 was $92,525 compared to $95,399 in the corresponding period in the prior year.  After accounting for the employment costs included in cost of sales, salaries decreased  by $15,623.

The Company has incurred net losses aggregating $12,046,593 from  inception,  and  may continue to incur net losses in the future.

A comparative breakdown of “Other general and administrative expenses” per the Statements of Operations included in PART I Item 1 above is as follows:

	Six Months	Six Months
	Ended	Ended
	June 30, 2008	June 30, 2007

Royalty	$ 14,104	$ 9,272
Advertising	1,017	309
Depreciation and amortization	12,769	18,382
Insurance	19,697	26,156
Professional fees	41,971	53,400
Office expenses	26,893	29,508
Travel	7,442	7,340
Utilities	24,950	16,551

Total general and administrative expenses	$ 148,843	$ 160,918

1.

Royalty expense is proportional to sales and is based on sales of products, services and rights related to patents according to the contractual agreement.

2.

Advertising expense for the six months ended June 30, 2008 increased $708 over the same period in the prior year primarily because of increased advertising for MDEP procedure.

3.

Depreciation and amortization expense decreased $5,613 from the corresponding period in the prior year primarily because computer and other equipment became  fully depreciated in the prior period.

4.

Insurance expense for the six months ended June 30, 2008 decreased $6,459 from the corresponding period in the prior year primarily because of a thorough examination of current coverage and obtaining a more competitive bid.

5.

Professional fees expense decreased  $11,429 because consulting fees were discontinued.

6.

Office expense for the six months ended June 30, 2008 decreased $2,615 from the corresponding period in the prior year primarily due to increased prices for supplies and equipment services .

7.

Travel expense for the first six months of 2008  remained consistent with travel expense for the first six months in the prior year.

8.

Utilities expense for the first six months of 2008 increased $8,399 from  the first six months of 2007 primarily due to increased telephone and fuel expenses.

Interest expense for the six months ended June 30, 2008 and 2007 was $11,529 and $9,900, respectively. The increase for the six months ended June 30, 2008 is $1,629 compared to the same period for 2007, as a result of obtaining additional bank loans  in 2008.

We use estimates in the preparation of our financial statements.  The estimates used relate to valuation of receivables and the useful lives of equipment and patents. Since our receivables consist of larger individual accounts, we elect to use the direct write off method for those accounts that are deemed to be uncollectible.  We believe there is no material difference in this method from the allowance method.  There have been no accounts written off in 2008. If it is determined that potential losses of a material amount in receivables are likely, the allowance for doubtful accounts method will be adopted. No such allowance is considered to be required at this time. If it were determined that the depreciated cost of its equipment and the amortized cost of its patents exceeded their fair market value, there would be a negative impact on the results of operations to the extent the depreciated and amortized cost of these assets exceeded their fair market value.

The carrying value of long-lived assets is reviewed on a regular basis for the existence of facts and circumstances that suggest impairment. During the first six months of 2008, no material impairment has been indicated. Should there be an impairment in the future, the Company will measure the amount of the impairment based on the amount that the carrying value of the impaired assets exceed the undiscounted cash flows expected to result from the use and eventual disposal of the impaired assets.

We account for equity instruments issued to employees for services based on the fair value of the equity instruments issued and accounts for equity instruments issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments whichever is more reliably measurable.

We outsource the production of its DriverMax® products to ICE Corporation of Manhattan, Kansas.  If, for some reason the relationship between  the Company and ICE Corporation should be interrupted or discontinued, the operations of the Company could be adversely affected until such time as an alternative supply source could be located, contracted and begin producing our technology.  Such an event could materially affect our results of operations.  We continue to review its relationship with this single source and believes there is no need for an alternative source at this time. As sales of product grow we will continue to review the need for alternative sources.

Item 4T.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information  required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, our principal  executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2008.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b)          Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are  reasonably likely to materially affect, our internal control over financial reporting. Our management team will continue to evaluate our internal control over financial reporting throughout 2008.

PART II. OTHER INFORMATION

Item 1.

Legal Proceedings

None

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2008, the Company issued 520,121 shares of common stock at $.10 per share, which were issued for debt and accrued interest payable to related parties of $10,000, and $42,012, respectively.  Non-cash stock compensation of $26,006 was recognized in connection with this stock issuance, for the difference between the excess fair market value of the stock over the debt retired.  Also during the three months ended June 30, 2008, 404,000 warrants were exercised at $.15 per share in exchange for amounts due to a former officer, and 2,300 options expired. In addition, 2,000,000 shares of common stock were issued at $.15 a share for cash of $300,000.

These securities were offered and sold without registration under the Securities Act of 1933 in reliance upon the exemption provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder, and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements under the Securities Act.  An appropriate legend was placed on the securities  issued.

This Report on Form 10-Q is neither an offer to sell no a solicitation of an offer to buy any of these securities.  This portion of this report is being filed pursuant to and in accordance with rule 135c under the Securities Act.

Changes in shares outstanding during the first six months are summarized as follows:

	Shares Issued	Aggregate Consideration
		for New Shares Issued
Shares outstanding January 1, 2008	27,258,284	$ 10,245,781
New shares issued for debt at $0.10	520,121	78,018
Warrants Excercised at $0.15	404,000	60,600
New shares issued at $0.15	2,000,000	300,000
Shares outstanding June 30, 2008	30,182,405	$ 10,684,399

During the six months ended June 30, 2008, the Company issued 8,000 options to directors to purchase common stock at $.16 per share.  The options are exercisable at this price until January 31, 2014.  In 2007, 50,000 options to purchase common stock at $.25 per share were issued to an employee, also exercisable through January 31, 2014.  Of these options issued to the employee, 10,000 options are fully vested as of the grant date, February 16, 2007, 20,000 options vested January 1, 2008, and the remaining 20,000 options will vest January 1, 2009.

The following summarizes the options outstanding at June 30, 2008:

			Weighted-
			average
			exercise
	Number of shares		price
	Outstanding	Exercisable	per share
Outstanding, December 31, 2007	3,333,210	3,293,210	$ 1.97
Granted	8,000	28,000	0.16
Exercised	(404,000)	(404,000)	0.15
Expired	(2,300)	(2,300)	0.29
Outstanding June 30, 2008	2,934,910	2,914,910	$ 1.95

Item 3.

Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

             None

Item 5.  Other Information

None

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits

10.35

      Letter of Agreement between Mirenco, Inc. and KARMA Enterprises group.

10.36                    Distributor Agreement between Mirenco, Inc. and Whayne Supply.

*31.1

Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Dwayne Fosseen, dated August 14,

                             2008.

*31.2

Certification  pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Glynis M. Hendrickson, dated August 14, 2008.

*32.1

Certification pursuant to, SECTION 906 of the Sarbanes-Oxley Act of 2002 for Dwayne Fosseen and Glynis M. Hendrickson, dated August 14, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mirenco, Inc.
(Registrant)

By: /s/ Glynis M. Hendrickson -------------------------------------- Glynis M. Hendrickson Chief Financial Officer (Principal Financial Officer)

Date:  August 14, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Dwayne Fosseen ------------------------------------- Dwayne Fosseen Chief Executive Officer and President (Principal Executive Officer) and Director and Chairman Of the Board

Date:  August 14, 2008

By: /s/ Don Williams ----------------------------------- Don Williams Director

Date:  August 14, 2008

EXHIBIT 31.1

CERTIFICATION

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Dwayne Fosseen, certify that:

1.

I have reviewed this quarterly report on Form 10-Q of Mirenco, Inc., (the “Company”);

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements are made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.

The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-15e and internal control over financial reporting (as defined in Exchange Act Rules 3a-15d-15(f) for the Company and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

(b)

Evaluated the effectiveness of the Company’s disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by the quarterly report based on such evaluation; and

(c)

Disclosed in this quarterly report any change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter (the Company’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting; and

1.

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

Date:  August 14, 2008

                                                                                                                            /s/Dwayne Fosseen

                                                                                                                            Dwayne Fosseen

                                                                                                                            President and Chief Executive Officer

         (Principal Executive Officer)

EXHIBIT 31.2

CERTIFICATION

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Glynis Hendrickson, certify that:

1.

I have reviewed this quarterly report on Form 10-Q of Mirenco, Inc., (the “Company”);

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements are made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.

The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-15e and internal control over financial reporting (as defined in Exchange Act Rules 3a-15d-15(f) for the Company and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

(b)

Evaluated the effectiveness of the Company’s disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by the quarterly report based on such evaluation; and

(c)

Disclosed in this quarterly report any change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter (the Company’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting; and

1.

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

Date:  August 14, 2008

                                                                                                                            /s/Glynis M. Hendrickson

                                                                                                                            Glynis M. Hendrickson

                                                                                                                            Chief Financial Officer

         (Principal Financial Officer)

XHIBIT 32.1

CERTIFICATION

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Dwayne Fosseen, Chief Executive Officer and I, Glynis M. Hendrickson, Chief Financial Officer of Mirenco, Inc. (the “Company”)  certify that:

(1)

I have reviewed the quarterly report on Form 10-Q of Mirenco, Inc.;

(2)

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

(2)

Based on my knowledge, the financial statements and other information included in this quarterly report, fairly present, in all material respects, the financial condition , results of operations and cash flows of the Company as of and fort the period presented in this quarterly report.

/s/ Dwayne Fosseen

Dwayne Fosseen

Chief Executive Officer and President

(Principal Executive Officer)

August 14, 2008

/s/ Glynis M. Hendrickson

Glynis M. Hendrickson

(Principal Financial Officer)

Chief Financial Officer

August 14, 2008