Form 10KSB/A
period 2007-12-31
MIRENCO INC
filed 2008-08-27
CIK 1041609

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-KSB/A*

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

*See explanatory note regarding amendment

#1582835

EXPLANATORY NOTE REGARDING AMENDMENT

We are amending this Form 10-KSB for the twelve months ended December 31, 2007 in response to an SEC comment letter dated July 21, 2008.  In this amended report we have included our annual report on management’s assessment of our internal control over financial reporting.  This report was omitted from our prior filing due to our misunderstanding of regulatory requirements with our auditors.

We are also amending Exhibit 31 in this Form 10-KSB to include the introductory language in paragraph 4 of the certification of internal controls as required by Item 601(b)(31) of Regulation S-B that refers to the certifying officers’ responsibility for establishing and maintaining internal control over financial reporting for the company and to also include paragraph 4(b) which refers to the design of our internal control over financial reporting.  Exhibit 31 has been revised to include the appropriate certification language.

Except as described above, no other changes were made to the Form 10-KSB as previously filed.

MIRENCO, INC.

FORM 10-KSB/A

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

        Item 8A(T). Controls and Procedures

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

        Item 14. Principal Accountant Fees and Services

    SIGNATURES

The Balance of This Page Left Intentionally Blank

Cautionary Statement on Forward-Looking Statements.

         The discussion in this Report on Form 10-KSB/A, including the discussion in Item 1 and Item 6, contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995.

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

5

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

6

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

7

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

 ITEM 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

ITEM 8A(T). Controls and procedures

(a)           Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information  required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, our principal  executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2007.

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

Management’s Report on Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) and has assessed the effectiveness of its control using the components established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorization of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

 Management performed this evaluation as of the period ended December 31, 2007.  As a result of this evaluation, management concluded that we maintained effective internal control over financial reporting as of December 31, 2007.  Our original filing of our 10-KSB for the year ended December 31, 2007 did not include management’s report of this assessment of internal control over financial reporting

ITEM 8 A. Other Information Required to be Reported on Form 8-K

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

Mr. Hanson and Mr. Williams serve on the Company’s Audit Committee.  Mr. Hanson qualifies as a financial expert with his long career as a Certified Public Accountant, with practice experience in reporting matters for publicly held companies.

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

1.

I have reviewed this report on Form 10-KSB/A of Small business issuer

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

(d)

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

1.

I have reviewed this report on Form 10-KSB/A of Small business issuer

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

(d)

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

(1)

The Company’s Annual Report on Form 10-KSB/A for the period ended December 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

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

(1)

The Company’s Annual Report on Form 10-KSB/A for the period ended December 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Glynis M. Hendrickson

Glynis M. Hendrickson

Chief Financial Officer

March 31, 2008

.