Form 10KSB/A
period 2007-12-31
MIRENCO INC
filed 2008-09-26
CIK 1041609

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Second Amendment to

FORM 10-KSB *

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

EXPLANATORY NOTE REGARDING AMENDMENT

We are amending this Form 10-KSB for the twelve months ended December 31, 2007 in response to comments from the SEC requesting certain disclosures regarding management’s evaluation of internal control over financial reporting.  Item 8A(T) below replaces the section previously identified as Item 8A(T) on the Company’s Form 10-KSB/A filed with the SEC on August 28, 2008.

Except as described above, no changes were made to the Form 10-KSB as previously filed.

ITEM 8A(T). Controls and procedures

(a)           Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer have reassessed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation and reassessment, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2007.  As discussed below, this conclusion is based upon our failure to include a report regarding Management's review of financial reporting controls and procedures with our Form 10-KSB as filed on April 1, 2008.

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

Management performed this evaluation as of the period ended December 31, 2007.  As a result of this evaluation, management initially concluded that we maintained effective internal control over financial reporting as of December 31, 2007.  Our original filing of Form 10-KSB on April 1, 2008, for the year ended December 31, 2007, however, did not include management’s report of this assessment of internal control over financial reporting.  Based on the absence of this report, management has concluded that our internal controls over financial reporting were not effective as of December 31, 2007.

The Company is working closely with legal, accounting, and other professional services to address the deficiencies in its controls and procedures over financial reporting.  It is Management's position that the deficiencies have been corrected and the new measures that have been put in place now ensure effective internal control over financial reporting.

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

Date: September 25, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Dwayne Fosseen ------------------------------------- Dwayne Fosseen Chairman of the Board, Principal Executive Officer and Director

Date: September 25, 2008

By:: /s/ Don Williams ----------------------------------- Don Williams Director

Date: September 25, 2008

By:: /s/ Glynis M. Hendrickson -------------------------------------------- Glynis M. Hendrickson Secretary

EXHIBIT 31.1

PRINCIPAL EXECUTIVE OFFICER CERTIFICATION

I, Dwayne Fosseen, Principal Executive Officer and President of Mirenco, Inc. (the “Small business issuer”) certify that:

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

.

Date: September 25, 2008

 /s/Dwayne Fosseen

Dwayne Fosseen,

                                                                        President and Principal Executive Officer

EXHIBIT 31.2

CERTIFICATE OF PRINCIPAL FINANCIAL OFFICER

I, Glynis M. Hendrickson, Principal Financial Officer of Mirenco, Inc. (the “Small business issuer”) certify that:

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

Date:  September 25, 2008

/s/ Glynis M. Hendrickson

Glynis M. Hendrickson,

                                                                  Principal Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Dwayne Fosseen, Principal Executive Officer of Mirenco, Inc. (the “Company”), certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

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

/s/ Dwayne Fosseen

Dwayne Fosseen

Principal Executive Officer and President

September 25, 2008

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Glynis M. Hendrickson, Principal Financial Officer of Mirenco, Inc. (the “Company”), certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

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

Principal Financial Officer

September 25, 2008

.