Form 10-Q
period 2008-09-30
MIRENCO INC
filed 2008-11-19
CIK 1041609

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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

Yes    [   ]            No    [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  Number of Common Shares outstanding at November 19, 2008: 30,415,739.

Index	Page
Cautionary Statement on Forward-Looking Statements
Part I. FINANCIAL INFORMATION

Item 1. Condensed Balance Sheets at September 30, 2008 (unaudited) and
December 31, 2007	1

Condensed Statements of Operations for the nine months ended September 30, 2008	2
and 2007 (unaudited)

Condensed Statements of Operations for the three months ended September 30, 2008	3
and 2007 (unaudited)

Condensed Statements of Cash Flows for the nine months ended September 30, 2008	4
and 2007 (unaudited)

Notes to Condensed Financial Statements (unaudited)	5

Item 2. Management's Discussion and Analysis of Financial Condition and	9
Results of Operations

Item 4T. Controls and Procedures	14

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	16

Item 4. Submission of Matters to a Vote of Security Holders	16

Item 5. Other Information	16

Item 6. Exhibits	17

SIGNATURES	18

Cautionary Statement on Forward-Looking Statements.

The discussion in this Report on Form 10-Q, including the discussion in Item 2 of PART I, contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are based on current expectations, estimates and projections about the Company’s business, based on management’s current beliefs and assumptions made by management.  Words such as “expects”, “anticipates”, “intends”, believes”, “plans”, “seeks”, “estimates”, and similar expressions or variations of these words are intended to identify such forward-looking statements.  Additionally, statements that refer to the Company’s estimated or anticipated future results, sales or marketing strategies, new product development or performance or other non-historical facts are forward-looking and reflect the Company’s current perspective based on existing information.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements.  Such risks, and uncertainties include those set forth below in Item 1 as well as previous public filings with the Securities and Exchange Commission.  The discussion of the Company’s financial condition and results of operations included in Item 2 of PART I should also be read in conjunction with the financial statements and related notes included in Item 1 of PART I of this quarterly report.  These quarterly financial statements do not include all disclosures provided in the annual financial statements and should be read in conjunction with the “Risk Factors” and annual financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2007 as filed with the Commission on April 1, 2008 and amended on August 27, 2008and amended on September 27, 2008.  The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

MIRENCO, Inc.
BALANCE SHEETS

ASSETS	September 30,2008	December 31, 2007
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$ 165,801	$ 9,738
Accounts receivable	97,756	54,858
Inventories	115,473	103,079
Prepaid expenses	578	2,177
Total current assets	379,608	169,852
PROPERTY AND EQUIPMENT, net	469,643	466,559
PATENTS AND TRADEMARKS, net	15,126	13,818
	$ 864,377	$ 650,229
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of note payable	$ 44,157	$ 9,616
Current portion of capital lease	-	2,175
Accounts payable	198,699	238,706
Accrued expenses	13,301	69,397
Due to officers	85,020	152,691
Other current liabilities	12,000	12,000
Dividends on preferred redeemable shares	2,217	1,247
Notes payable to related parties	10,000	30,000
Total current liabilities	365,394	515,832

LONG TERM LIABILITIES
Notes payable, less current portion	221,592	85,719
Notes payable to Related Parties, less current portion	-	28,000
Shares subject to mandatory redemption	18,256	18,256
Total long term liabilities	239,848	131,975

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 50,000,000 shares authorized
no shares issued or outstanding	-	-
Common stock, no par value: 100,000,000 shares authorized,
30,415,739 (2008) and 27,258,284 (2007) shares issued and outstanding	10,719,399	10,245,781
Additional paid-in capital	1,714,954	1,714,954
Accumulated (deficit)	(12,175,218)	(11,958,313)
	259,135	2,422
	$ 864,377	$ 650,229

See the accompanying notes to the financial statements.

MIRENCO, Inc.
STATEMENTS OF OPERATIONS
(Unaudited)
	Nine Months	Nine Months
	Ended	Ended
	September 30, 2008	September 30, 2007

Sales	$ 624,476	$ 472,674
Cost of sales	244,714	286,354

Gross profit	379,762	186,320

Salaries and wages	353,973	333,364
Other general and administrative expenses	221,831	213,659

	575,804	547,023

(Loss) from operations	(196,042)	(360,703)

Other income (expense)
Interest income	3	0
Interest expense	(20,866)	(15,726)
	(20,863)	(15,726)

NET (LOSS)	$ (216,905)	$ (376,429)

Net (loss) per share available for common
shareholders - basic and diluted	$ 0.01)	$ (0.02)

Weighted-average shares outstanding -
basic and diluted	29,428,623	24,718,575

See the accompanying notes to the financial statements

MIRENCO, Inc.
STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months	Three Months
	Ended	Ended
	September 30, 2008	September 30, 2007

Sales	$ 154,347	$ 163,594
Cost of sales	63,433	87,477

Gross profit	90,914	76,117

Salaries and wages	137,153	106,968
Other general and administrative expenses	72,978	52,741

	210,131	159,709

(Loss) from operations	(119,217)	(83,592)

Other income (expense)
Interest income	1	-
Interest expense	(9,337)	(5,827)
	(9,336)	(5,827)

NET (LOSS)	$ (128,553)	$ (89,419)

Net (loss) per share available for common
shareholders - basic and diluted	$ (0.00)	$ (0.00)

Weighted-average shares outstanding -
basic and diluted	30,366,244	25,860,277

See the accompanying notes to the financial statements

MIRENCO, Inc.
STATEMENTS OF CASH FLOWS
(unaudited)
	Nine Months	Nine Months
	Ended	Ended
	September 30, 2008	September 30, 2007
Cash flows from operating activities
Net cash (used in) operating activities	$ (321,732)	$ (296,335)

Cash flows from investing activities
Net cash (used in) investing activities	(25,444)	(7,803)

Cash flows from financing activities
Proceeds from issuance of stock	335,000	280,080
Shares subject to mandatory redemption	-	9,356
Principal payments on long-term debt:	-
Banks and others	(81,761)	(9,689)
Related parties	-	21,150
Proceeds from long term borrowing	250,000	-
Net cash provided by financing activities	503,239	300,897

Increase (Decrease) in cash and cash equivalents	156,063	(3,241)

Cash and cash equivalents, beginning of period	9,738	19,669

Cash and cash equivalents, end of period	$ 165,801	$ 16,428

Supplementary disclosure of cash flow information:
Cash paid during the quarter for interest	$ 9,337	$ 15,725
Cash paid during the quarter for taxes	$ -	$ -
Non-cash financing activities:
Conversion of 5,000 shares of convertible, redeemable
preferred stock to 25,000 of common stock	$ -	$ 5,000
Non-cash financing activities:
Common stock issued for notes payable and accrued interest
payable to related parties	$ 112,612	$ -

See the accompanying notes to the financial statements

MIRENCO, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September  30, 2008

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company included in the Company’s Form 10-KSB for the year ended December 31, 2007 as filed with the Commission on April 1, 2008, and amended on August 27, 2008 and amended September 27, 2008.

NOTE B – INVENTORY

Inventories, consisting of purchased finished goods ready for sale, are stated at the lower of cost (as determined by the first-in, first-out method) or market.

NOTE C - REALIZATION OF ASSETS

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. Net loss for the nine months ended September 30, 2008 was ($216,905).  The Company has incurred net losses aggregating $12,175,218 from  inception,  and  may continue to incur net losses in the future. If revenues do not increase substantially in the near future, additional sources of funds will be needed to maintain operations.  These matters give rise to substantial doubt about the Company’s ability to continue as a going concern.

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

MIRENCO, Inc.

 NOTES TO CONDENSED FINANCIAL STATEMENTS – Continued

(unaudited) September 30, 2008

NOTE D - STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2008, the Company issued 520,121 shares of common stock  at $.10 per share, which were issued for debt and accrued interest payable to related parties of $10,000, and $42,012, respectively.  Non-cash stock compensation of $26,006 was recognized in connection with this stock issuance, for the difference between the excess fair market value of the stock over the debt retired.  Also during the nine months ended September 30, 2008, 404,000 warrants were exercised at $.15 per share, in exchange for amounts due to a former officer, and 354,800 options expired.   Also, 2,333,334 shares of common stock were issued at $.15 per share for cash of $335,000, 2,000,000 were sold on April 21, 2008 and 333,334 were sold on July 29, 2008.

During the nine months ended September 30, 2008, the Company issued 8,000 options to directors to purchase common stock at $.16 per share.  The options are exercisable at this price until January 31, 2014.  In 2007, 50,000 options to purchase common stock at $.25 per share were issued to an employee, also exercisable through January 31, 2014.  Of these options issued to the employee, 10,000 options are fully vested as of the grant date, February 16, 2007, 20,000 options vested January 1, 2008, and the remaining 20,000 options will vest January 1, 2009.  No options were issued during the three months ended September 30, 2008.  The following summarizes the options outstanding at September 30, 2008:

			Weighted-
			average
			exercise
	Number of shares		price
	Outstanding	Exercisable	per share
Outstanding, December 31, 2007	3,333,210	3,293,210	$ 0.92
Granted	8,000	28,000	0.16
Exercised	(404,000)	(404,000)	0.15
Expired	(354,800)	(354,800)	0.29
Outstanding September 30, 2008	2,582,410	2,562,410	$ 1.95

The following table summarizes information about options outstanding at September  30, 2008 under the Compensatory Stock  Option Plan:

2008 Compensatory Stock Options and Warrants

Options outstanding				Options exercisable

Weighted-average
Range of	Number	remaining	Weighted-average	Number	Weighted-average
exercise prices	outstanding	contractual life	exercise price	exercisable	exercise price
$0.12-$5.00	2,582,410	4.53	$ 1.95	2,562,410	$ 1.95

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

Notes payable consisted of the following at September  30, 2008:

		Current	Long-term
	Total	Portion	Portion
Note payable to bank in monthly installments of
$3,659, including principal and interest at 8%.	$ 179,928	$ 30,805	$ 149,123

Note payable to bank in monthly installments of
$1,706, including principal and variable interest,
currently 7.50%, guaranteed by stockholder,
guaranteed by Small Business Administration	85,821	13,352	72,469

	$ 265,749	$ 44,157	$ 221,592

NOTE F – NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consisted of the following at September 30, 2008:

		Current	Long-term
	Total	Portion	Portion
Notes payable to investors, 9% interest payable
quarterly, principal due in July 2009	$ 10,000	$ 10,000	$ -

NOTE G – MAJOR CUSTOMERS

In the first nine months of  2008, five major customers accounted for 93% of total sales. At September  30, 2008 seven customers accounted for 95% of accounts receivable.

NOTE H – EARNINGS (LOSS) PER SHARE

The Company calculates net income (loss) per share as required by Statement of Financial Accounting Standards (SFAS) 128, “Earnings per Share.” Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses, common stock equivalents, if any, are not considered, as their effect would be anti dilutive.

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

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General and Background

Mirenco, Inc. was organized and incorporated in the State of Iowa on February 21, 1997. We develop, market and distribute technologically advanced products improving efficiencies in engine combustion and equipment application.  Mirenco also offers consultative services in evaluating diesel engines through its Mirenco Diesel Evaluation Procedure, MDEP, which consists of testing procedures, comparison to other engines on its proprietary data base and making recommendations for maintenance activities and/or application of Mirenco’s proprietary technology.

Our primary products are derived from technology developed in the United States, They are D-Max, C-Max, EconoCruise and Fuel-Tracker.

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

From these results Mirenco can evaluate the condition of an engine, determine commonalities among engine types, evaluate an entire fleet and recommend appropriate maintenance procedures for each specific vehicle.  From these results, we can also make recommendations for appropriate engine service that will improve engine combustion.

Mirenco’s MDEP has been successfully applied in the underground mining industry to reduce diesel particulate matter.  This industry is under strict regulation from the Mining Safety and Health Administration (MSHA) to reduce particulate emissions for the safety of its workers health.  Beginning in 2005, Mirenco introduced the combustion management program, MDEP, D-Max and C-Max products throughout the United States.

The Fuel-Tracker system was designed to meet our customers’ demand to accurately monitor fuel consumption for individual pieces of equipment.  The Fuel-Tracker system uses a diesel engines turbo boost pressure to correlate fuel consumption of the engine.  With this system it is possible to provide basic fuel consumption information that many customers are looking for as well as many other management tools.  Data from the Fuel-Tracker system provides equipment productivity in percentage of horse power, equipment idle time, shut down time, location for each unit of fuel consumed and much more.  Fuel-Tracker technology has proven to be an effective tool to manage equipment maintenance, productivity and operator efficiency.

(2) Marketing methods

Mirenco’s marketing strategy has evolved through direct sales by Mirenco’s sales force to include the marketing and sales efforts of Mirenco’s Distributor Whayne Supply Company  to market our methodologies, the Mirenco Diesel Evaluation Procedure and our technologies, D-Max, C-Max and Fuel-Tracker.  We believe these products demonstrate an economic benefit to our customers and potential customers, particularly those whose fleets have a high degree of stops and accelerations in their duty cycle.  During the last three years heavy mining equipment has become the primary market for Mirenco’s products and services.

We have incurred annual losses since inception while developing and introducing our original products and focusing management and other resources on capitalizing the Company to support future growth. Relatively high management, personnel, consulting and marketing expenditures were incurred in prior years in preparation for the commercialization of our products. We expect distribution and selling expenses to increase directly with sales increases, however, as a percentage of sales, these expenses should decline.  It is anticipated that general and administrative expenses may increase as our business expands.

Liquidity and Capital Resources

As of September 30, 2008, the Company had total current assets of $379,608 and current liabilities of $365,394, resulting in a working capital of $14,214.  The Company’s available sources for generating cash for working capital have been through the issuance of common stock, preferred stock and notes payable and, eventually, we expect that working capital will be available through the development of profitable operations.

The Company’s future capital requirements will depend on many factors, including expansion of our business; increased sales of both services and products, the cost of third-party financing, development of new revenue resources and administrative expense.  We do not expect to expand our facilities during 2008.

Effective January 4, 2008, the Company obtained a bridge loan of $50,000  which was due February 15, 2008, plus accrued interest at 5.15%. In addition, effective January 18, 2008, the Company obtained a line of credit that calls for maximum borrowings of $301,500. The line bears interest at 8% per annum and is due January 18, 2018. As of the date of these financial statements, aggregate draws of $250,000 have been made against the line of credit and the bridge loan plus accrued interest was repaid from proceeds of the line of credit in January, 2008.

The following patent applications have been filed by Dwayne Fosseen and are currently pending in the patent office:

•

Application 12/130,098 for Fuel Tracking System; filed May 30, 2008

•

Application 11/065,743 for Method & Apparatus for Remote Communication of Vehicle Combustion Performance Parameters.

The following patents have been issued, with ownership as described below:

•

US Patent No. 6,845,314 for Method and Apparatus for Remote Communication of Vehicle Combustion Performance Parameters; Issued 1/18/2005; Valid until 12/12/2022  (assuming maintenance fees are paid); owned by Mirenco.

•

US Patent No. 6,370,472 for Method and Apparatus for Reducing Unwanted Vehicle Emissions Using Satellite Navigations; Issued 4/9/2002; Valid until 9/15/2020 (assuming maintenance fees are paid); owned by Mirenco.

•

US Patent No. 5,315,977 for Fuel Limiting Method and Apparatus for an Internal Combustion Engine; Issued 5/31/1994; Valid until 5/31/2011; owned by Dwayne Fosseen, subject to a 1993 license to American Technologies, LC, which license was assigned by American Technologies to Mirenco in 1999.

•

US Patent No. 4,958,598 for Engine Emissions Control Apparatus and Method; Issued 9/25/1990; Valid until 10/10/2009; owned by Dwayne Fosseen. , subject to a 1993 license to American Technologies, LC, which license was assigned by American Technologies to Mirenco in 1999.

We currently have filed for the trademark “Mirenco.”  We currently own no other registered trademarks.

According to the terms of our agreement with American Technologies to acquire certain patent- rights, we have incurred a 3% royalty of annual gross sales for a period of 20 years, which began November 1, 1999.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. Net loss for the nine months ended September 30, 2008 was $216,905.  The Company has incurred net losses aggregating $12,175,218 from  inception,  and  may continue to incur net losses in the future. If revenues do not increase substantially in the near future, additional sources of funds will be needed to maintain operations.  These matters give rise to substantial doubt about the Company’s ability to continue as a going concern.

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

Results of Operations

Gross sales of $624,476, including $169,565 in product sales and $454,911 in sales of services, were realized for the nine months ended September 30, 2008 and were $151,802 more than sales of $472,674 for the same period one year ago.  Cost of sales for the nine months ended September 30, 2008 was $244,714 resulting in gross profit of $379,762, as compared to $186,320 for the prior year,  a net increase in gross profit of $193,442.  This increase is due primarily to increased product sales and reduced travel and employment expenses associated with service sales over the same period in the prior year. In the nine months ended September 30, 2008, $206,476 of employment costs were included in Cost of Sales compared to $232,268 in the corresponding period in the prior year.  Salary expense for the nine months ended September 30, 2008 was $353,973 compared to $333,364 in the corresponding period in the prior year.  After accounting for the employment costs included in cost of sales, salaries increased by $5,183. A total of 12 full-time individuals were employed with the Company at September 30, 2008 compared to a total of 14 full time employees at September 30, 2007.

Gross sales of $154,347, including $31,825 in product sales and $122,522 in sales of services, were realized for the three months ended September 30, 2008 and were $9,247 less than sales of $163,594 for the same period one year ago.  Cost of sales for the three months ended September 30, 2008 was $63,433 resulting in gross profit of $90,914, as compared to $76,117 for the prior year,  a net increase in gross profit of $14,797.  This increase is due primarily reduced travel costs associated with service sales, compared to the same period in the prior year. In the three months ended September 30, 2008, $63,305 of employment costs were included in Cost of Sales compared to $50,924 in the corresponding period in the prior year.  Salary expense for the three months ended September 30, 2008 was $137,153 compared to $106,968 in the corresponding period in the prior year.  After accounting for the employment costs included in cost of sales, salaries decreased by $11,491.

The Company has incurred net losses aggregating $12,175,218 from  inception,  and  may continue to incur net losses in the future.

A comparative breakdown of “Other general and administrative expenses” per the Statements of Operations included in PART I Item 1 above is as follows:

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2008	September 30, 2007

Royalty	$ 18,734	$ 14,180
Advertising	1,426	529
Depreciation and amortization	21,052	25,526
Insurance	37,094	39,776
Professional fees	61,848	54,901
Office expenses	37,627	36,028
Travel	10,114	7,992
Utilities	33,936	34,727

Total general and administrative expenses	$ 221,831	$ 213,659

1.

Royalty expense is proportional to sales and is based on sales of products, services and rights pursuant to the contractual agreement with American Technologies. Under this agreement American Technologies assigned to Mirenco, Inc. its rights to use patents owned by Dwayne Fosseen and previously assigned to American Technology.  The royalty is based on 3% of sales of products and services related to those patents beginning November 1, 1999 for a 20 year period.

2.

Advertising expense for the nine months ended September 30, 2008 increased $896 over the same period in the prior year primarily because of increased advertising for MDEP procedure.

3.

Depreciation and amortization expense decreased $4,474 from the corresponding period in the prior year primarily because computer and other equipment became fully depreciated in the prior period.

4.

Insurance expense for the nine months ended September 30, 2008 decreased $2,682 from the corresponding period in the prior year primarily because of a thorough examination of current coverage and obtaining a more competitive bid.

5.

Professional fees expense increased $6,947 due to increased legal/accounting fees.

6.

Office expense for the nine months ended September 30, 2008 increased $1,599 from the corresponding period in the prior year primarily due to increased prices for supplies and equipment services .

7.

Travel expense for the first nine months of 2008  increased $2,122 compared to travel expense for the first nine months in the prior year.

8.

Utilities expense for the first nine months of 2008 remained consistent with utilities expense for the first nine months in the prior year.

Interest expense for the nine months ended September 30, 2008 and 2007 was $20,866 and $15,726, respectively., an increase of  $5,140, primarily due to the addition of a Line of Credit in January 2008.  Interest expense for the three months ended September 30, 2008 and 2007 was $9,337 and $5,825, respectively..

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

The carrying value of long-lived assets is reviewed on a regular basis for the existence of facts and circumstances that suggest impairment. During the first nine months of 2008, no material impairment has been indicated. Should there be an impairment in the future, the Company will measure the amount of the impairment based on the amount that the carrying value of the impaired assets exceed the undiscounted cash flows expected to result from the use and eventual disposal of the impaired assets.

We account for equity instruments issued to employees for services based on the fair value of the equity instruments issued and account for equity instruments issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments whichever is more reliably measurable.

We outsource the production of our DriverMax products to ICE Corporation of Manhattan, Kansas.  If, for some reason the relationship between  the Company and ICE Corporation should be interrupted or discontinued, the operations of the Company could be adversely affected until such time as an alternative supply source could be located, contracted and begin producing our technology.  Such an event could materially affect our results of operations.  We continue to review our relationship with this single source and believe there is no need for an alternative source at this time. As sales of product grow we will continue to review the need for alternative sources.

Item 4T.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information  required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, our principal  executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September  30, 2008.

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

Legal Proceedings

None

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September  30, 2008, the Company issued 520,121 shares of common stock at $.10 per share, which were issued for debt and accrued interest payable to related parties of $10,000, and $42,012, respectively.  Non-cash stock compensation of $26,006 was recognized in connection with this stock issuance, for the difference between the excess fair market value of the stock over the debt retired.  Also during the nine months ended September  30, 2008, 404,000 warrants were exercised at $.15 per share in exchange for amounts due to a former officer, and 354,800 options expired. In addition, 2,233,334 shares of common stock were issued at $.15 a share for cash of $335,000.

These securities were offered and sold without registration under the Securities Act of 1933 in reliance upon the exemption provided by Section 4(2) of the Securities Act, and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements under the Securities Act.  An appropriate legend was placed on the securities  issued.

This Report on Form 10-Q is neither an offer to sell nor a solicitation of an offer to buy any of these securities.  This portion of this report is being filed pursuant to and in accordance with rule 135c under the Securities Act.

Changes in shares outstanding during the first nine months are summarized as follows:

	Shares Issued	Aggregate Consideration
		for New Shares Issued
Shares outstanding January 1, 2008	27,258,284	$ 10,245,781
New shares issued for debt at $0.10	520,121	78,018
Warrants Exercised at $0.15	404,000	60,600
New shares issued at $0.15	2,233,334	335,000
Shares outstanding September 30, 2008	30,415,739	$ 10,719,399

During the nine months ended September 30, 2008, the Company issued 8,000 options to directors to purchase common stock at $.16 per share.  The options are exercisable at this price until January 31, 2014.  In 2007, 50,000 options to purchase common stock at $.25 per share were issued to an employee, also exercisable through January 31, 2014.  Of these options issued to the employee, 10,000 options are fully vested as of the grant date, February 16, 2007, 20,000 options vested January 1, 2008, and the remaining 20,000 options will vest January 1, 2009. No options were issued during the three months ended September 30, 2008.

The following summarizes the options outstanding at September  30, 2008:

			Weighted-
			average
			exercise
	Number of shares		price
	Outstanding	Exercisable	per share
Outstanding, December 31, 2007	3,333,210	3,293,210	$ 1.97
Granted	8,000	28,000	0.16
Exercised	(404,000)	(404,000)	0.15
Expired	(354,800)	(354,800)	0.29
Outstanding September 30, 2008	2,582,410	2,562,410	$ 1.95

Item 3.

Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

             None

Item 5.  Other Information

None

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits

*31.1

Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Dwayne Fosseen,                    dated November 19, 2008.

*31.2

Certification  pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Glynis M. Hendrickson, dated November 19, 2008.

*32.1

Certification pursuant to, SECTION 906 of the Sarbanes-Oxley Act of 2002 for Dwayne Fosseen and Glynis M. Hendrickson, dated November 19, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mirenco, Inc.
(Registrant)

By: /s/ Glynis M. Hendrickson -------------------------------------- Glynis M. Hendrickson Chief Financial Officer (Principal Financial Officer)

Date:  November 19, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Dwayne Fosseen ------------------------------------- Dwayne Fosseen Chief Executive Officer and President (Principal Executive Officer) and Director and Chairman Of the Board

Date:  November 19, 2008

By: /s/ Don Williams ----------------------------------- Don Williams Director

Date:  November 19 2008

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

4.

The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15e and internal control over financial reporting (as defined in Exchange Act Rules 3a-15d-15(f)) for the Company and have:

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

Date:  November 19, 2008

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

4.

The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15e and internal control over financial reporting (as defined in Exchange Act Rules 3a-15d-15(f)) for the Company and have:

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

Date:  November 19, 2008

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

(2)

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

(2)

Based on my knowledge, the financial statements and other information included in this quarterly report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the Company as of and fort the period presented in this quarterly report.

/s/ Dwayne Fosseen

Dwayne Fosseen

Chief Executive Officer and President

(Principal Executive Officer)

November 19, 2008

/s/ Glynis M. Hendrickson

Glynis M. Hendrickson

Chief Financial Officer

(Principal Financial Officer)

November 19, 2008