Form 10-K
period 2008-12-31
MIRENCO INC
filed 2009-03-31
CIK 1041609

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

T ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

¨ TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER: 333-41092

Mirenco, Inc.

(Name of registrant in its charter)

Iowa (State or other jurisdiction of incorporation or organization)	39-1878581 (I.R.S. Employer Identification No.)

206 May Street, Radcliffe, IA  50230

(Address of principal executive offices) (Zip Code)

Issuer’s telephone Number: (515) 899-2164

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: Common Stock: No par value

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes o No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes o No X

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No o

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐    Accelerated filer ☐

Non-accelerated filer   ☐    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes o No x

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the last sale price of the common stock reported on the OTC-Bulletin Board on December 31, 2008 was $832,105.

As of June 30, 2008, we had 13,112,098 shares held by persons not considered affiliates of the company.  The closing price on that date was $.29 for an aggregate market value of shares held by non-affiliates of $3,802,508.

The number of shares of registrant’s common stock outstanding, as of March 31, 2008 was 30,938,722.

DOCUMENTS INCORPORATED BY REFERENCE

None.

AVAILABLE INFORMATION

Information about us is also available at our website at  www.mirenco.com, under “Investors,” which includes links to reports we have filed with the Securities and Exchange Commission.  The contents of our website are not incorporated by reference in this Form 10-K.

Cautionary Statement on Forward-Looking Statements.

       The discussion in this Report on Form 10-K, contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995.

       Such forward-looking statements are based on current expectations, estimates and projections about the Company's business, based on management's current beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", believes", "plans", "seeks", "estimates", and similar expressions or variations of these words are intended to identify such forward-looking statements. Additionally, statements that refer to the Company's estimated or anticipated future results, sales or marketing strategies, new product development or performance or other non-historical facts are forward-looking and reflect the Company's current perspective based on existing information. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth below in this annual report as well as previous public filings with the Securities and Exchange Commission. The discussion of the Company's financial condition and results of operations included in Item 7 should also be read in conjunction with the financial statements and related notes included in Item 8 of this annual report. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

(b) Business

Our primary products are derived from technology patented in the United States. They are D-Max, C-Max, HydroFireInjection, HydroFireFluid, HydroFireLubricant, EconoCruise and Fuel-Tracker.

(1) Products and Services

D-Max and C-Max are devices that improve engine exhaust emissions and fuel mileage while reducing vehicle maintenance costs using precise programmable computer management of the vehicle's throttle position.  The device controls the fuel flow directly proportional to the engine’s combustion capability and desired rate of acceleration. This product is designed for diesel powered vehicles, with a high frequency of starting and stopping, such as buses, over-the-road trucks, delivery vehicles and construction equipment.

The C-Max product is primarily the same as the D-Max except it operates on digitally controlled engines, thus opening up a completely new market relative to the heavy-duty diesel engine.  The application for this technology is the same as the D-Max.  It has been particularly effective in the reduction of black smoke or Diesel Particulate Matter, DPM, in off-road construction equipment as well as heavy-duty underground equipment used in mining, gravel, and sandpit operations.

The HydroFire System is a sophisticated fuel alternative that provides all the benefits of the D-Max plus the additional benefit of cutting oxides of nitrogen (NOx) emissions under performance conditions where NOx is produced. Specifically, NOx is produced under heavy loads and high engine temperatures. When these conditions occur, HydroFire Injection injects a patented fluid, HydroFireFluid, into the engine to reduce the NOx production by approximately 50%. The HydroFireFluid, a water-alcohol-lubricant mixture and blending process, is patented.  Specifically, water cuts the NOx production, alcohol serves as antifreeze for the water, and HydroFireLubricant serves to eliminate the potential solvent and/or corrosive characteristics of the hydrous alcohol in the engine and/or storage containers. HydroFire Systems are designed primarily for heavy transport vehicles such as buses and over-the-road trucks.

EconoCruise, currently in development, is a highly sophisticated throttle control system which provides advanced levels of "intelligence" to common cruise control technology. EconoCruise utilizes Global Positioning System signals to "know" the topography of the road ahead, thereby allowing the vehicle to best manage throttle and emissions. We anticipate that this product will be marketable to the population of existing vehicles as an "add-on" and that the rights to the patented technology and proprietary design work will be marketable to automakers.

The Fuel-Tracker system was designed to meet our customers’ demand to accurately monitor fuel consumption for individual pieces of equipment.  The Fuel-Tracker system uses a diesel engine’s turbo boost pressure to correlate fuel consumption of the engine.  With this system it is possible to provide basic fuel consumption information that many customers are looking for, as well as many other management tools.  Data from the Fuel-Tracker system provides equipment productivity in percentage of horse power, equipment idle time, shut down time, location for each unit of fuel consumed and much more.  Fuel-Tracker technology has proven to be an effective tool to manage equipment maintenance, productivity and operator efficiency.

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

From these results, Mirenco can evaluate the condition of the engine, determine commonalities among engine types, evaluate the entire fleet and recommend appropriate maintenance procedures for each specific vehicle.  From these results, we can also make recommendations for the appropriate engine service that will improve engine combustion.

Mirenco’s MDEP has been successfully applied in the underground mining industry to reduce diesel particulate matter.  This industry is under strict regulation from the Mining Safety and Health Administration (MSHA) to reduce particulate emissions for the safety of its workers’ health.  Beginning in 2005, Mirenco introduced the combustion management program, MDEP, D-Max and C-Max products throughout the United States.

 (2) Marketing methods

Our strategy is to market and sell our products primarily through third party distributors and to a lesser extent through direct sales.  For the year ended December 31, 2008, sales through distributors accounted for 39% of our sales.  Subsequent to our year end and as disclosed in an 8-K dated January 15, 2009, we have entered into a distributor agreement with Whayne Supply Company.  We expect that Whayne will be the exclusive distributor for our Diesel Evaluation Procedure (MDEP), Fuel Tracker, data base management and related services for off-road, heavy equipment and on-highway vehicles and equipment markets throughout the United States and Canada.  We believe that our relationship with Wayne will bring value to Mirenco by providing exposure to 60 Caterpillar dealers and their customers across the US and Canada.

 (3) Competition

The market for our products and services is characterized by rapid technological developments, frequent new product introductions and evolving, varying industry and regulatory standards. We believe there is no known vehicle retrofit device that can compete with our current or contemplated spectrum of products and services. Mirenco Inc.'s technologies and solutions are aimed at reducing wasted fuel and excess emissions through engine maintenance, repair and fine tuning.  We believe our greatest advantage over other competing products is that Mirenco’s overall program keeps engines burning fuel efficiently thereby extending the vehicle’s useful life.  In our view, this is the Mirenco advantage over other environmental solutions which either filter engine exhaust emissions (with the risk of clogging) or exhaust catalysts that burn fuel with no useful application of the energy produced.

(4) Production suppliers

We currently outsource the production of D-Max and C-Max according to our specifications to ICE Corporation, an FAA certified electronic manufacturing company located in Manhattan, Kansas. Generally all materials required to manufacture and assemble our product line are readily available shelf items. Orders are typically manufactured and delivered within, at most, a ten week time frame. We believe payment terms are standard for the industry. We are not required to order or accept delivery of any product based on a predetermined time schedule, and production unit costs decrease with increasing quantities.

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

(5) Patents and trademarks

The following patent applications have been filed by Dwayne Fosseen and are currently pending in the patent office:

1.

 Application 12/130,098 for Fuel Tracking System; filed May 30, 2008.

The following patents have been issued, with ownership as described below:

1.

US Patent No. 6,845,314 for Method and Apparatus for Remote Communication of Vehicle Combustion Performance Parameters; Issued 1/18/2005; Valid until 12/12/2022  (assuming maintenance fees are paid); owned by Mirenco.

2.

US Patent No. 6,370,472 for Method and Apparatus for Reducing Unwanted Vehicle Emissions Using Satellite Navigations; Issued 4/9/2002; Valid until 9/15/2020 (assuming maintenance fees are paid); owned by Mirenco.

3.

US Patent No. 5,315,977 for Fuel Limiting Method and Apparatus for an Internal Combustion Engine; Issued 5/31/1994; Valid until 5/31/2011; owned by Dwayne Fosseen, subject to a 1993 license to American Technologies, LC, which license was assigned by American Technologies to Mirenco in 1999.

4.

US Patent No. 4,958,598 for Engine Emissions Control Apparatus and Method; Issued 9/25/1990; Valid until 10/10/2009; owned by Dwayne Fosseen. , subject to a 1993 license to American Technologies, LC, which license was assigned by American Technologies to Mirenco in 1999.

5.

 US Patent No 7,454,284 for Method and Apparatus for Remote Communication and Control of Engine Performance; Issued 11/24/2008; Valid until 2/25/2025; owned by Dwayne Fosseen, subject to a 1993 license to American Technologies, LC which license was assigned by American Technologies to Mirenco in 1999.

We currently have filed for the trademark “Mirenco.”  We currently own no other registered trademarks.

(6) Government regulation

Currently, all conventional vehicles, as well as most alternate fuel vehicles and certain retrofit technologies legally sold in the United States, must be "verified" by the Environmental Protection Agency (EPA) to qualify for the "Low Emission Vehicle" ("LEV") classification necessary to meet federal fleet vehicle conversion requirements. Our products have not been verified by the EPA, however, we do not currently market our products for use in federal fleets.

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

We believe our products to be "retrofit devices" as defined under EPA regulations. We are, however, subject to the regulatory risk that the EPA may construe distribution of the products to be also governed by "fuel additive" regulations. These more stringent regulations sometimes require scientific testing for both acute and chronic toxicity, which is not required for approval of pollution control products deemed as "retrofit devices". Such additional compliance procedures could substantially delay the wide commercialization of HydroFire products. We believe the EPA "fuel additive" regulations do not apply to our DriverMax products, since our product does not involve the introduction of additives into the engine air intake system, as those terms are defined in EPA regulations and generally understood in the automotive engineering community.

We are not aware of any proposed regulatory changes that could have a material adverse effect on our operations and/or sales efforts. Further, we have not been required to pay any fines for, and are not aware of any issues of, noncompliance with environmental laws.

 (8) Research and development

The Company expenses research and development costs as incurred, classifying them as operating expenses. Such costs include certain prototype products, test parts, consulting fees, and costs incurred with third parties to determine the feasibility of products. Costs incurred for research and development were $67,388 and $60,658 for 2008 and 2007, respectively.

(9) Employees

As of December 31, 2008 and March 31, 2009, we had 12 employees, respectively.  There have been no management-labor disputes, and we are not a party to any collective bargaining agreement.

ITEM 1(A).  Risk Factors

N/A

ITEM 2. Properties

Mirenco, Inc. owns a 21,600 square foot office, warehouse and distribution facility located in Radcliffe, Iowa. The building is located on 1.2 acres of land.

In addition, Mirenco, Inc. rents an adjacent shop building on a month to month basis for $800 per month, from an officer and stockholder.

ITEM 3. Legal Proceedings

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

The 2008 Annual Meeting of Shareholders of Mirenco, Inc. was held at the Mirenco corporate office on October 31, 2008, for the purpose of electing directors and ratifying  the appointment of Stark Winter Schenkein & Co., LLP, as the Company’s independent registered  public accounting firm for the fiscal year ending December 31, 2008, and to approve the 2008 Incentive Compensation Plan adopted by the Board of Directors on September 4, 2008.  All directors’ terms will expire on the date of the 2009 Annual Meeting, which has not yet been determined.  We did not solicit proxies for the 2008 Annual Meeting.  The results of the matters submitted to shareholders are as follows:

	Number of Votes Cast
		Against or	Number of
Matter Voted Upon	For	Withheld	Abstentions

Election of Dwayne L. Fosseen as Director	17,235,812	1,000	-
Election of Don D. Williams as Director	17,236,612	200	-
Election of Merlin C. Hanson as Director	17,236,612	200	-
Election of Timothy L. Neugent as Director	17,236,612	200	-
			-
Appointment of Stark Winter Schenkein & Co., LLP	17,236,612	200	-
as the company's independent registered public accounting firm for the fiscal year ending December 31, 2008

Approve 2008 Incentive Compensation Plan adopted	17,201,812	35,000	200
by the board of directors on September 4, 2008

The consents for each of the actions listed above were sufficient under the Iowa Business Corporation Act and our By-Laws to approve each action.

PART II

ITEM 5.   Market for Common Equity and Related Stockholder Matters

(a) Market Information

Effective June 15, 2001, the Mirenco, Inc. common stock began initial trading on the over-the-counter "bulletin board" market under the symbol "MREO.OB".   On May 16, 2007, Mirenco, Inc. common stock began trading on the pink sheets electronic OTC market under the symbol “MREO.PK” due to late SEC filings.  On May 21, 2008, Mirenco, Inc. common stock resumed trading on the over-the-counter “bulletin board” market under the symbol “MREO.OB”.

Price Range of Common Stock

The following table sets forth the high and low sale prices of the Company's common stock as obtained from the Quotes tab at the Internet site www.otcbb.com. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.  The stock did not begin trading until the second quarter of 2001.

	Fiscal 2008		Fiscal 2007
Quarter Ended	High	Low	High	Low
March 31	0.23	0.13	0.20	0.15
June 30	0.65	0.22	0.30	0.17
September 30	0.30	0.15	0.20	0.07
December 31	0.25	0.06	0.35	0.07

(b) Approximate Number of Equity Security Holders

Approximate Number
of record holders
Title of Class	as of December 31, 2008

Common Stock, No Par Value	4,000

(1) Reflected in the number of stockholders of record are shares held in "nominee" or "street" name.

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans

		Number of Securities
		Awarded Plus Number of
		Securities to be Issued Upon	Number of Securities to be
	Number of Securities	Exercise of Options, Warrants	Issued Upon Exercise of	Number of Securities
	Authorized for Issuance	or Rights Granted During Last	Outstanding Options, Warrants	Remaining Available For
Name of Plan	Under Plan	Fiscal Year	or Rights	Future Issuances

1998 Stock Compensation Plan	1,200,000	367,400	299,400	-

1999 Stock Compensation Plan	750,000	450,000	450,000	-

2001 Stock Compensation Plan	250,000	23,060	18,560	-

2004 Stock Compensation Plan	1,000,000	479,750	464,750	-

2008 Stock Compensation Plan	1,000,000	522,983	522,983	477,017

On October 22, 2008, the Board terminated the 1998, 1999, 2001 and 2004 Stock Option plans.

We adopted our 2008 Stock Option Plan in September, 2008. The plan provides for the grant of options intended to qualify as "incentive stock options" and options that are not intended to so qualify or "non-statutory stock options." The total number of shares of common stock reserved for issuance under the plan is 1,000,000, subject to adjustment in the event of a stock split, stock dividend, recapitalization or similar capital change.

The plan is presently administered by our board of directors, which selects the eligible persons to whom options shall be granted, determines the number of common shares subject to each option, the exercise price therefore and the periods during which options are exercisable, interprets the provisions of the plan and, subject to certain limitations, may amend the plan. Each option granted under the plan is evidenced by a written agreement between us and the optionee.

Item 6.  Selected Financial Data

N/A

ITEM 7. Management's Discussion and Analysis or Plan of Operation

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

Plan of Operation

From January 2003 until July 2003, the Company concentrated on verification by the EPA and the California Air Resources Board (CARB).  The verification efforts were considered important to receive federal monies for the DriverMax technology and to receive certification from CARB as an emissions control device.

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

Mirenco determined its markets to be segmented into eight groups:

1.

Metropolitan Transit Authorities

2.

Bus Manufacturers

3.

Mining Operations

4.

School Buses

5.

Government Entities

6.

Over-the Road Transportation Companies

7.

Company Owned Fleets

8.

Other (Construction, Agriculture, etc.)

During 2007 and 2008 due to increased regulation and economic issues, Mirenco recognized the growing importance of tailpipe emissions control and the cost of vehicle operation.  We believe that market attention to tailpipe emissions and demand for “green technologies” such as our DriverMax technology and our Mirenco Diesel Evaluation Procedure methodology will increase due to our distributor contract with Whayne Supply (“Whayne”), a Caterpillar dealer in Kentucky.  As stated in our agreement with Whayne, we expect that Whayne will be the exclusive distributor for our Diesel Evaluation Procedure (MDEP), Fuel Tracker, data base management and related services for off-road, heavy equipment and on-highway vehicles and equipment markets throughout the United States and Canada.  We believe that our relationship with Wayne will bring value to Mirenco by providing exposure to 60 Caterpillar dealers and their customers across the US and Canada.

Mirenco continues to develop its data base as a significant component to its Mirenco Diesel Evaluation Procedure.  With over 1,000,000 data points and a growing number of engines involved, the Program allows for a comparison of like engines to determine commonalities which are useful in recommended maintenance and technology application.

The Company is expanding its research and development activities. These activities are concentrated in expanding current DriverMax applications.  In addition, the Company is researching other fuel saving products, both proprietary and other equipment manufacturing, to offer to its customers.

Combining the ability to measure fuel usage with the FuelTracks fuel sensor and the combustion condition of an engine with MDEP, an emission factor can now be determined for every vehicle.  An emission factor allows for real-time tracking of total emissions produced by each vehicle based on the vehicles actual emissions and total fuel consumed.

Results of Operations

Sales increased $228,898 in the year ended December 31, 2008 compared to the same period for 2007. During 2008, we have continued to focus management and other resources on developing our products and relationships with distributors.

During 2008, we continued developing the sales strategy founded upon collecting emissions data before and after the use of our products and providing continuing emission testing services of our installed products.  In addition, the Company believes the development of a database cataloguing the results of testing without the use of Mirenco’s products has provided a source of information for customers for determining the need, and in some cases, the nature of maintenance needed.  Total cost of sales was approximately 42% of total revenue in 2008 compared to 60% of total revenue in 2007.   Operating expenses in 2008 increased $85,326 from 2007. The increase is attributable to hiring new employees to enhance our computer capabilities and our research efforts, as well as legal expenses related to regulatory filings.

Royalty expense for each of the years ended December 31, 2008 and 2007 was 3% of sales calculated per the patent purchase agreement with American Technologies.

Our net loss decreased from $471,168 in 2007 to $374,141 in 2008 as a result of increased revenues while continuing to hold down operating expenses.

Liquidity and Capital Resources

We have not yet commenced generating substantial revenue. The Company expects to incur losses until we are able to generate sufficient income and cash flows to meet operating expenditures and other requirements.

As of December 31, 2008, the Company had total current assets of $269,420 and current liabilities of $396,121, resulting in a working capital deficit of ($126,701).  The Company’s available sources for generating cash for working capital have been through the issuance of common stock, preferred stock and notes payable and, eventually, we expect that working capital will be available through the development of profitable operations.

The Company’s future capital requirements will depend on many factors, including expansion of our business; increased sales of both services and products, development of our database to increase services to our clients, new revenue resources and administrative expense.  We do not expect to expand our facilities during 2009.

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

Cash Flows for the Years Ended December 31, 2008 and 2007

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

Net cash used in operating activities for the years ended December 31, 2008 and 2007 was $373,464 and $270,133, respectively.

Net cash used in investing activities for the years ended December 31, 2008 and 2007 was $34,859 and $7,802, respectively. Investing activities in 2008 consisted of the capitalization of patent expense and the purchase of new computer equipment. Net cash provided by financing activities for the year ended December 31, 2008 was $492,193 compared to $268,005 provided by financing activities for the year ended December 31, 2007. Equity and borrowed funds from stockholders and others were obtained in the year ended December 31, 2008. Principal payments on long-term debt were made in both years.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has incurred and may continue to incur net losses in the future. The Company has a working capital deficit of ($126,701) and accumulated deficit of ($12,332,455) as of December 31, 2008; and if revenues do not increase substantially in the near future, additional sources of funds will be needed to maintain operations.  These matters give rise to substantial doubt about the Company’s ability to continue as a going concern.

Management and other personnel have been focused on product and service development in lieu of product marketing.   From that exploration, the Company has decided it is in its best interests to explore the use of existing, well-established distribution channels for marketing and selling the DriverMax product line, which resulted a contract with Whayne Supply, a Caterpillar dealer in Kentucky as announced in the Company’s 8-K, dated January 15, 2009.  Management believes a large market exists for the Company’s products, testing services and the information provided by those services.  A combination of the products and services has been developed as a long-term program for customers, particularly in regulated markets.  Management will focus on the Company’s efforts on the sales of products, services, and programs with sensible controls over expenses.  Management believes these steps, if successful, will improve the Company’s liquidity and operating results, allowing it to continue in existence.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

 ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

N/A

ITEM 8. Financial Statements and Supplementary Data

Financial Statements and Report of Independent Registered Public Accounting Firm

Mirenco, Inc.

December 31, 2008 and 2007

C O N T E N T S
Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	18

FINANCIAL STATEMENTS

BALANCE SHEET	19
STATEMENTS OF OPERATIONS	20
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY	21
STATEMENTS OF CASH FLOWS	22
NOTES TO FINANCIAL STATEMENTS	23

REPORT OF INDEPENDENT

REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

MIRENCO, Inc.

We have audited the accompanying balance sheets of MIRENCO, Inc. as of December 31, 2008 and 2007, and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MIRENCO, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note B, the Company incurred net losses of $374,142 and $471,168 during the years ended December 31, 2008 and 2007.  This, among others factors, as discussed in Note B to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note B.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stark Winter Schenkein & Co., LLP

Denver, Colorado

March 31, 2009

MIRENCO, Inc.
BALANCE SHEETS
December 31

	2008	2007

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 93,608	$ 9,738
Accounts receivable	72,015	54,858
Inventories, net	102,251	103,079
Prepaid expense	1,546	2,177
Total current assets	269,420	169,852

PROPERTY AND EQUIPMENT, net of accumulated depreciation	473,382	466,559
of $446,750 (2008) and $421,932 (2007)
PATENTS AND TRADEMARKS, net of accumulated amortization
of $12,833 (2008) and $10,241 (2007)	14,444	13,818

	$ 757,246	$ 650,229

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of note payable	$ 45,111	$ 41,791
Accounts payable	216,521	238,706
Accrued expenses	24,663	69,397
Due to officers	85,420	152,691
Other current liabilities	12,000	12,000
Dividends on convertible redeemable preferred stock	2,406	1,247
Note payable to related parties	10,000	-
Total current liabilities	396,121	515,832

NOTES PAYABLE, less current portion	209,592	85,719

NOTES PAYABLE TO RELATED PARTIES, less current portion	-	28,000

SHARES SUBJECT TO MANDITORY REDEMPTION	18,256	18,256

STOCKHOLDERS' EQUITY
Common stock, no par value: 100,000,000 shares authorized,
issued and outstanding; 30,938,722 shares (2008) and
27,258,284 shares (2007)	10,750,778	10,245,781
Additional paid-in capital	1,714,954	1,714,954
Accumulated deficit	(12,332,455)	(11,958,313)
	133,277	2,422
	$ 757,246	$ 650,229
The accompanying notes are an integral part of these financial statements.

MIRENCO, INC.
STATEMENTS OF OPERATIONS
Year ended December 31,

	2008	2007

Sales	$ 845,205	$ 616,307

Cost of sales	354,779	371,683

Gross profit	490,426	244,624

Salaries and wages	507,339	428,705
Royalty expense	25,356	18,489
Advertising	1,685	529
Other general and administrative expenses	249,611	250,942

	783,991	698,665

(Loss) from operations	(293,565)	(454,041)

Other income (expense)
Interest income	4	1
Gain from settlement of accounts payable		3,500
(Loss) due to inventory reserves	(54,323)	-
Interest expense	(26,258)	(20,628)
	(80,577)	(17,127)

NET (LOSS)	$(374,142)	$(471,168)

Net (loss) per share available for common
shareholders - basic and diluted	$(0.01)	$(0.02)

Weighted-average shares outstanding -
basic and diluted	30,068,146	24,998,988
The accompanying notes are an integral part of these financial statements.

MIRENCO, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 2008 and 2007

			Additional
	Common Stock		Paid-In	Accumulated	Deferred
	Shares	Amount	Capital	Deficit	Compensation	Total
Balance January 1, 2007	22,782,558	$9,830,701	$1,714,954	$(11,487,145)	$(432)	$58,078

Issuance of stock for accounts
payable	1,000,926	108,000	-	-	-	108,000

Issuance of stock for cash	3,474,800	307,080	-	-	-	307,080

Amortization of deferred
compensation	-	-	-	-	432	432
Net (loss)	-	-	-	(471,168)	-	(471,168)

Balance December 31, 2007	27,258,284	10,245,781	1,714,954	(11,958,313)	-	2,422

Issuance of stock for notes
payable and accrued interest	520,121	78,018	-	-	-	78,018

Cashless exercise of warrants for
payable to share holder	404,000	60,600	-	-	-	60,600

Issuance of stock for cash	2,233,334	335,000	-	-	-	335,000

Non Cash Compensation	522,983	31,379	-	-	-	31,379

Net ( loss)	-	-	-	(374,142)	-	(374,142)

Balance December 31, 2008	30,938,722	$ 10,750,778	$ 1,714,954	$ (12,332,455)	$ -	$ 133,277

		The accompanying notes are an integral part of these financial statements

MIRENCO, INC.
STATEMENTS OF CASH FLOWS
Year ended December 31,

	2008	2007

Cash flows from operating activities
Net (loss)	$ (374,142)	$ (471,168)
Adjustments to reconcile net (loss) to net cash
and cash equivalents used in operating activities:
Depreciation and amortization	27,410	31,464
Dividends	1,159	1,215
Stock compensation	26,006
Gain on settlement of accounts payable	-	(3,500)
Deferred compensation	-	432
(Increase) decrease in assets
Accounts receivable	(17,157)	(8,940)
Inventories	828	7,967
Other	630	7,860
Increase (decrease) in liabilities
Accounts payable	(22,184)	62,927
Due officers and affiliates	(6,671)	96,092
Accrued expenses	(9,343)	5,518
Net cash (used in) operating activities	(373,464)	(270,133)

Cash flows from investing activities
Purchase of property and equipment	(31,641)	-
Capitalization of patent expense	(3,218)	(7,802)
Net cash (used in) investing activities	(34,859)	(7,802)

Cash flows from financing activities
Payments on capital leases	-	(865)
Proceeds from issuance of common stock for cash	335,000	297,080
Proceeds from issuance of redeemable preferred stock	-	4,356
Proceeds long-term debt	250,000
Principal payments on long-term debt:
Banks and others	(92,807)	(12,440)
Related parties	-	(20,126)
Net cash provided by financing activities	492,193	268,005

Increase (decrease) in cash and cash equivalents	83,869	(9,931)

Cash and cash equivalents, beginning of year	9,738	19,669

Cash and cash equivalents, end of year	$ 93,608	$ 9,738

Supplementary disclosure of cash flow information:
Cash paid during the year for interest	$ 22,342	$ 21,212
Cash paid during the year for income taxes	$ -	$ -
Supplementary disclosure of significant non-cash and
financing and investing activities:
Issuance of stock for salary	$ 31,379	$ 118,000
Gain from settlement of accounts payable	$ -	$ 3,500
Common stock issued for notes payable and accrued interest
payable to related parties	$ 78,018	$ -
Warrant exercise for account payable to shareholder	$ 60,600	$ -

The accompanying notes are an integral part of these financial statements.

MIRENCO, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2008 and 2007

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

5.

Inventories

Inventories, consisting of purchased finished goods ready for sale, are stated at the lower of cost (as determined by the first-in, first-out method) or market. We evaluate our inventory value at the end of each quarter to ensure that actively moving inventory, when viewed by category, is carried at the lower of cost or market. In addition, we maintain a reserve for the estimated value associated with damaged, excess or obsolete inventory. The reserve generally includes inventory that has turn days in excess of 365 days, or discontinued items. At December 31, 2008 and 2007, our inventory reserve amounted to $54,323 and $0, respectively.

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

7.

Patents and Trademarks

Patents and trademarks will be amortized on the straight-line method over their remaining legal lives of 7 years as of December 31, 2008.  The Company recorded patent amortization expense of $2,592 and $2,163, respectively, in 2008 and 2007.  Patents are stated net of amortization of $12,833.

8.

Property and Equipment

Property and equipment are stated at cost.  The Company provides for depreciation on the straight-line method over the estimated useful lives of 3 years for computer equipment, 5 years for manufacturing and test equipment and other equipment, and 39 years for buildings.

9.

Impairment of Long-Lived Assets

The carrying value of long-lived assets is reviewed on a regular basis for the existence of facts and circumstances that suggest impairment. During 2008 and 2007, no material impairment has been indicated. Should there be an impairment, in the future, the Company will measure the amount of the impairment based on the amount that the carrying value of the impaired assets exceed the undiscounted cash flows expected to result from the use and eventual disposal of the from the impaired assets.

10.

Stock-Based Compensation

The Company accounts for equity instruments issued to employees for services based on the fair value of the equity instruments issued and accounts for equity instruments issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

The Company accounts for stock based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) 123(R) (revised 2004) “Share-Based Payment”. This statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based transactions.

11.

Net Loss Per Share

The Company calculates net income (loss) per share as required by SFAS 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses common stock equivalents, if any, are not considered, as their effect would be anti dilutive.

12.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2008 and 2007. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.

The carrying value of the Company’s long-term debt approximated its fair value based on the current market conditions for similar debt instruments.

13.

Royalty Expense

Royalty expense is recorded and paid based upon the sale of products, services, and rights related to patents according to a contractual agreement (see Note J).

14.

Advertising

Advertising costs are charged to expense as incurred and were $1,244 and $529 for the years ended December 31, 2008 and 2007, respectively.

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

16.  Research and Development

The Company expenses research and development costs as incurred.  Such costs include certain prototype products, test parts, consulting fees, and costs incurred with third parties to determine feasibility of products.  Costs incurred for research and development were $3,388 and $60,658  in 2008 and 2007, respectively.

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

19.  Recent Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS  No. 141(R) (revised 2007), “Business Combinations”, SFAS 141(R ) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No.141 (R) is effective for fiscal years beginning after December 15, 2008. The Company does not believe that SFAS No. 141(R) will have any impact on its financial statements.

The FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” in December 2007. SFAS No.160 requires all entities to report noncontrolling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS No.160 is effective for fiscal years beginning after December 15, 2008. The Company does not believe that SFAS No. 160 will have any impact on its financial statements.

In February 2008, FASB Staff Position (“FSP”) FSP No. 157-2, “Effective Date of FASB Statement No. 157” (FSP No. 157-2) was issued. FSP No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of items within the scope of FSP No. 157-2 are non-financial assets and non-financial liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods), and long-lived assets, such as property, plant and equipment and intangible assets measured at fair value for an impairment assessment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company is currently assessing the impact, if any, of adopting this standard.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company beginning January 1, 2009. Management believes that, for the foreseeable future, this Statement will have no impact on the financial statements of the Company, once adopted.

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (Revised 2007), “Business Combinations,” and other U.S. generally accepted accounting principles (GAAP). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited.  The Company does not expect the adoption of FAS 142-3 to have a material effect on its results of operations and financial condition.

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for non-governmental entities. We are currently evaluating the effects, if any, that SFAS No. 162 may have on our financial reporting.

In May 2008, the FASB FSP No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The Company does not expect the adoption of FSP APB 14-1 to have a material effect on its results of operations and financial condition.

There were various other accounting standards and interpretations issued during 2008 and 2007, none of which are expected to a have a material impact on the Company's financial position, operations or cash flows.

20. Reclassifications

Certain reclassifications have been made to the prior year financial statements, in order to conform to the current year presentation.

NOTE B - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has incurred and may continue to incur net losses in the future. Net losses for the years ended December 31, 2008 and 2007 were ($374,142) and ($471,168) respectively, and the company had a working capital deficit of ($126,701) and an accumulated deficit of ($12,332,455) at December 31, 2008. If revenues do not increase substantially in the near future, additional sources of funds will be needed to maintain operations.  These matters give rise to substantial doubt about the Company’s ability to continue as a going concern.

Management and other personnel have been focused on product and service development in lieu of product marketing.  The Company’s management team has diligently explored several market segments relative to the Company’s product and service lines.  From that exploration, the Company has decided it is in its best interests to explore the use of existing, well-established distribution channels for marketing and selling the DriverMax product line.  Management also believes a large market exists for the Company’s testing services and the information provided by those services through the Company’s business relationship with Whayne Supply, a Caterpillar dealer in Kentucky.  This exclusive contract was announced in the Company’s 8-K filing of January 15, 2009.  A combination of the products and services has been developed as a long-term program for current and potential customers, particularly in regulated markets. Management will focus on the Company’s efforts on the sales of products, services, and programs with sensible controls over expenses.  Management believes these steps, if successful, will improve the Company’s liquidity and operating results, allowing it to continue in existence.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2008 and 2007:

PROPERTY AND EQUIPMENT
Land and building	$ 569,747
Manufacturing and test equipment	85,799
Furniture and Fixtures	40,100
Computer equipment	112,882
Other equipment	82,579
Tool and die	29,025
Total	920,132
Less accumulated depreciation	(446,750)
Net	$ 473,381

PROPERTY AND EQUIPMENT
Land and building	$ 569,748
Computer equipment	81,241
Manufacturing and test equipment	85,799
Tool and die	29,025
Other equipment	122,678
Total	888,491
Less accumulated depreciation	421,932
Net	$ 466,558

The Company recorded $24,818 and $29,301 respectively, of depreciation expense for the years ended December 31, 2008 and 2007.

NOTE D - ACCRUED EXPENSES

Accrued expenses consisted of the following at December 31, 2008:

ACCRUED EXPENSES
Royalty	$ 6,622
Payroll and payroll taxes	17,954
Other	87
$ 24,663

Accrued expenses consisted of the following at December 31, 2007:

ACCRUED EXPENSES
Royalty	$ 4,309
Payroll and payroll taxes	64,572
Other	515
$ 69,397

NOTE E - NOTES PAYABLE

Notes payable consisted of the following at December 31, 2008:

		Current	Long-term
	Total	Portion	Portion
Note payable to bank in monthly installments of
$1,706, including principal and variable interest,
currently 6.75%, guaranteed by stockholder,
guaranteed by Small Business Administration	$ 82,250	$ 13,694	$ 68,557

Note payable to bank in monthly installments of
$3,659, including principal and interest at 8%.
	172,452	31,417	141,035

	$ 254,702	$ 45,111	$ 209,592

Maturities of notes payable are as follows:

2009	$ 45,111	2010	$ 50,359	2011	$ 54,302
2012	$ 58,556	2013	$ 44,783	Thereafter	$ -

Notes payable to related parties consisted of the following a December 31, 2008:

		Current	Long-term
	Total	Portion	Portion

Notes payable to investors, 9% interest payable
quarterly, principal due in July 2009	10,000	10,000	-

	$ 10,000	$ 10,000	$ -

NOTE G - CONCENTRATION OF CUSTOMERS

At December 31, 2008, the Company had 3 customers who accounted for 65% of sales and 6 customers who accounted for 96% of accounts receivable. At December 31, 2007, the Company had 5 customers who accounted for 90% of 2006 sales and 7 customers who accounted for 79% of accounts receivable.

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes.  The sources and tax effects of the differences are as follows:

Income tax provision at federal statutory rate	34%
Effect of Net Operating Losses	(34%)
---%

As of December 31, 2008, the Company has a net operating loss carryforward of approximately $9,178,000.  This loss carryforward will be available to offset future taxable income.  If not used, this carryforward will expire through 2028.  The deferred tax asset of approximately $3,121,000 relating to the operating loss carryforward has been fully reserved as of December 31, 2008.  The increase the valuation allowance related to the deferred tax asset was approximately $147,000 during 2008.  The principal difference between the accumulated deficit for income tax purposes and for financial reporting purposes is related to stock based compensation.

NOTE J - RELATED PARTY TRANSACTIONS

In 2008 and 2007, the Company incurred annual rent expense in the amount of $9,600 payable to an officer and majority stockholder, which is included in due to officers and affiliates at December 31, 2008 and 2007. Payments to related parties in 2008 and 2007 amounted to $902 and $3,108, respectively, for interest. During 2007, $10,000 of accrued rent payable to this individual was converted to 50,000 shares of the Company’s common stock at $.20 per share.

During 2008, the Company issued 520,121 shares of common stock  at $.10 per share, which were issued for debt and accrued interest payable to related parties of $10,000, and $42,012, respectively.  Non-cash stock compensation of $26,006 was recognized in connection with this stock issuance, for the difference between the excess fair market value of the stock over the debt retired.  Also during 2008, 404,000 warrants were exercised at $.15 per share totaling $60,600, in exchange for amounts due to a former officer.  At December 31, 2008 and 2007, the Company owed an officer and majority shareholder $67,342 and $71,838, respectively, for salary and past expenses paid on behalf of the Company. During 2008, expenses were incurred in the amount of $2,504 and repayments of $7,000 were made to this individual.

On April 30, 1999, the Company entered into an agreement to acquire patents and trademarks for an initial price of $25,000 from a company whose stockholders have controlling ownership in the Company.  The patents and trademarks were recorded as a lump-sum purchase at the affiliate’s carrying value, $9,800, at the date of purchase.  The remaining $15,200 was recorded as a distribution to stockholders.  In July 2000, upon the completed sale of 1,000,000 shares of stock to the public and in accordance with the patent purchase agreement a payment of $225,000 was paid and was accounted for as a distribution to stockholders.  Also, the agreement provides for royalty payments in the amount of 3% of gross sales (including product sales, service revenues, and all revenues from sales of patent rights) for the 20 years which began November 1, 1999.  This agreement can be terminated by the seller if the Company fails to make the above payments or becomes insolvent.  From January 1, 1999 to October 31, 1999, the Company paid royalties for the use and potential marketing of the patents to the company that owned the patents based on 3% of sales calculated at an established unit price ($495) and minimum quantities (40 to 80 units per month), with payments generally made quarterly.  The Company incurred royalty expense to a company partially owned by the majority stockholder of the Company for the years ended December 31, 2008 and 2007, in the amounts of $25,356 and $18,489 respectively.

NOTE K - COMMON STOCK OPTIONS AND WARRANTS

Options

During 1998, the Company established a nonqualified stock option plan (the 1998 Plan) pursuant to which options for up to 1,200,000 shares of the Company’s authorized but unissued common stock may be granted to employees and certain non-employees.  During 1999, the Company adopted the 1999 Stock Option Plan (the 1999 Plan), which provides for granting of options to officers, employees, advisors, and consultants of the Company, for the purchase of up to a total of 750,000 shares of the Company’s authorized but unissued common stock.  During 2001, the Company adopted the 2001 Stock Option Plan (the 2001 Plan), which provides for the granting of up to a total of 250,000 shares of the Company’s authorized but unissued common stock.  During 2004, the Company adopted the 2004 Stock Option Plan (the 2004 Plan) which provides for the granting up to a total of 1,000,000 shares of the Company’s authorized but unissued common stock.  On October 22, 2008, the Board terminated the 1998, 1999, 2001, and 2004 Stock Option Plans.

During 2007 the Company granted 71,000 options as shown below, of which, 31,000 options were fully vested at December 31, 2007.  Of these, 12,000 were issued to employees and are exercisable at $.125, the fair market value at the date of grant, and expire eight years from the date of grant.  In addition, 50,000 options to purchase common stock at $.25 per share were issued to an officer, 10,000 of which are vested (exercisable) upon date of receipt, 20,000 became vested (exercisable) on January 1, 2008, and 20,000 shall become vested (exercisable) on January 1, 2009, and are also exercisable through January 31, 2014.  During the year ended December 31, 2007, the Company issued 5,000 options to directors to purchase common stock at $.25 per share, and 4,000 options at $.2125.  These options are exercisable at that price until January 31, 2014.  No compensation costs have been recorded in conjunction with the issuances of the options.

During 2008 the Company granted 12,000 options as shown below.  Of these, 8,000 options were issued to directors to purchase common stock at $.16 per share, and 4,000 options were issued to directors to purchase common stock at $.28.  These options are exercisable at those prices until January 31, 2018. The options are fully vested.  An additional 20,000 options granted in 2007 became fully vested in 2008. No compensation costs have been recorded in conjunction with the issuances of the options.  Also, 749,400 options expired in 2008.

			Weighted-
			average
			exercise
	Number of shares		price
	Outstanding	Exercisable	per share
Outstanding, January 1, 2007	3,429,210	3,429,210	$ 1.15
Granted	71,000	31,000	0.18
Exercised	(167,000)	(167,000)	0.15
Outstanding, December 31, 2007	3,333,210	3,293,210	0.92
Granted	12,000	32,000	0.23
Exercised	(404,000)	(404,000)	0.15
Expired	(749,400)	(749,400)	3.04
Outstanding, December 31, 2008	2,191,810	2,171,810	$ 1.01

2008 Compensatory Stock Options and Warrants

Options outstanding				Options exercisable

Weighted-average
Range of	Number	remaining	Weighted-average	Number	Weighted-average
exercise prices	outstanding	contractual life	exercise price	exercisable	exercise price
$0.12-$5.00	2,191,810	4.38	$1.01	2,171,810	$1.01

Warrants

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

The share-based payment is based on the fair value of the outstanding options amortized over the requisite period of service for option holders, which is generally the vesting period of the options.  The fair value of the warrants is based on the Black Scholes Pricing Model using the following assumptions:

Exercise price                          $0.28

Fair value at date of grant       $0.15

Volatility                                  436%

Expected dividend rate                0%

Risk-free interest rate               6.35%

NOTE L - STOCKHOLDERS' EQUITY

During 2004, the Company issued 12,500 shares of common stock in conjunction with a private placement debt offering to qualified investors only.  The fair market value of these shares of $5,250 was recorded as deferred compensation and has been amortized over the term of the debt of 36 months. At December 31, 2007, this amount is fully amortized. Amortization of $0 and $432 was recorded in 2008 and 2007, respectively.

In 2007, the Company sold 3,474,800 shares for $307,080 cash.   In addition, during the year ended December 31, 2007, the Company issued 1,000,926 shares of its common stock to an officer for notes and accounts payable in the aggregate amount of $118,000. 50,000 shares were issued at $0.20 per share, 312,500 shares were issued at $0.08 per share and 638,426 shares were issued at $0.13 per share, the fair market value on the date of issue.

During 2008, the Company issued 520,121 shares of common stock  at $.10 per share, which were issued for debt and accrued interest payable to related parties of $10,000, and $42,012, respectively.  Non-cash stock compensation of $26,006 was recognized in connection with this stock issuance, for the difference between the excess fair market value of the stock over the debt retired.  Also during 2008, 404,000 warrants were exercised at $.15 per share totaling $60,600, in exchange for amounts due to a former officer, and 749,400 options expired.   Also, 2,333,334 shares of common stock were issued at $.15 per share for cash of $335,000. Of these shares, 2,000,000 were sold on April 21, 2008 and 333,334 were sold on July 29, 2008.  Also during 2008, 522,983 shares of common stock at $.06 per share were issued as salary for an employee.  Non-cash stock compensation of $31,379 was recognized in connection with this stock issuance at the fair market value of the stock.

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

NOTE N– SUBSEQUENT EVENTS

On January 15, 2009 the Company filed an 8-K announcing that on January 13, 2009, Mirenco entered into a Distributor Agreement with Whayne Supply Company.  Under the terms of the Agreement, Mirenco has granted to Whayne the exclusive right to sell Mirenco Diesel Evaluation Procedure (MDEP), Fuel Tracker, database management and related services for off-road, heavy equipment and on-highway vehicles and equipment markets throughout the United States and Canada.  Mirenco has reserved the right to directly sell prototypes of new products and to test its products and services throughout North America.

The Agreement is for an initial term of five years, subject to the terms and conditions contained in the Agreement.  Assuming that Whayne Supply Company has met its Minimum Purchase Obligation, the Agreement will be extended for additional one-year terms, expiring on the next anniversary of the effective date, unless written notice of termination is delivered by either Party no less than 30 days prior to the expiration of the term.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

ITEM 9A(T). Controls and procedures

(a)           Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information  required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, our principal  executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2008.

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

(b)          Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our management team will continue to evaluate our internal control over financial reporting throughout 2009.

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

 Management performed this evaluation as of December 31, 2008.  As a result of this evaluation, management concluded that we maintained effective internal control over financial reporting as of December 31, 2008.

This annual report does not include an attestation report of the Company’s  independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

ITEM 9 B. Other Information Required to be Reported on Form 8-K

None

PART III

ITEM 10. Directors, Executive Officers, Promoters and Control Persons, Compliance With Section 16(a) of the Exchange Act

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

Dwayne L. Fosseen, age 63, is founder, Chief Executive Officer, Chairman of the Board of Directors, and Principal (controlling) Stockholder of Mirenco, Inc. Mr. Fosseen has personally been involved in major projects with the U.S. Department of Agriculture, the U.S. Department of Energy, the Iowa Corn Growers Board, the National BioDiesel Board and the Iowa Soybean Promotions Board. Mr. Fosseen has over 15 years' experience in the field of heavy-duty engines and has directed major EPA testing efforts at Ortech Corporation, an international emissions testing company.

Director Tim Neugent, age 59, is a graduate of Marquette University and is currently Vice President of and COO of Powerfilm Solar of Ames, Iowa.  Previously he was Director of American Auto Finance and has owned and operated several companies in Central Iowa.  Mr. Neugent brings valuable business and marketing expertise to the Board of Directors.

Merlin Hanson, age 69, Director, is a Certified Public Accountant and a graduate of the University of Minnesota.  Mr. Hanson is a retired partner with McGladrey and Pullen with over 35 years with the firm.  Mr. Hanson also serves on the board of Powerfilm Solar of Ames, Iowa  as Chairman of the Board and Chairman of the Audit Committee and also serves on the board of Emerging Growth Group as a director.  In the past, Mr. Hanson served as the Chairman of the Board for Goodwill Industries, International.  Mr. Hanson is currently employed by Direct Communications Incorporated.

Don D. Williams, age 74, a lifelong resident of Williams, Iowa, has been involved in the grain business and is a major producer of livestock. Mr. Williams has also been associated with real estate as a licensed associate. Mr. Williams has served as an officer of the County Farm Bureau Board, Heart of Iowa Realtors Board, and the County Compensation and Extension Board. A director of Mirenco, Inc. since June 1, 1998, Mr. Williams is also a veteran of the Korean War.

Mr. Hanson and Mr. Neugent serve on the Company’s Audit Committee.  Mr. Hanson qualifies as a financial expert with his long career as a Certified Public Accountant, with practice experience in reporting matters for publicly held companies.

Glynis M. Hendrickson, age 48, became Chief Financial Officer in February, 2007.  Mrs. Hendrickson graduated from the University of Northern Iowa in 1996.  Mrs. Hendrickson started with Mirenco, Inc. in 2005 as controller.  Mrs. Hendrickson has 8 years of accounting experience in the manufacturing industry prior to coming to Mirenco.

Daniel Bina, age 28, became Chief Operations Officer in October of 2008.  Mr. Bina holds a degree in Mechanical Engineering from Iowa State University.  Mr. Bina joined the Mirenco team in 2003 as an engineer.  Mr. Bina was promoted to Chief Engineer in 2005 and most recently promoted to Chief Operations Officer in October of 2008.

Denny Chaussee, age 66, became Chief Technology Officer in October, 2008.  Dr. Chaussee has Doctorates in Aerospace Engineering and Meteorology from Iowa State University.  Dr. Chaussee retired from NASA after 28 years of continuous service.  Dr. Chaussee has worked for Mirenco since October of 2008.  Dr. Chaussee brings valuable expertise to Mirenco’s research and development activities.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics to provide guiding principles to all of our employees. Our Code of Business Conduct and Ethics does not cover every issue that may arise, but it sets out basic principles to guide our employees and provides that all of our employees must conduct themselves accordingly and seek to avoid even the appearance of improper behavior. Our Code of Business Conduct and Ethics provides that any employee who violates our Code of Business Conduct and Ethics will be subject to disciplinary action, up to an including termination of his or her employment. Generally, our Code of Business Conduct and Ethics provides guidelines regarding:

·	compliance with laws, rules and regulations,
·	conflicts of interest,

·	competition and fair dealing,
·	discrimination and harassment,

·	health and safety,
·	record keeping,

·	confidentiality,
·	protection and proper use of company assets,

·	reporting any illegal or unethical behavior, and
·	compliance procedures.

In addition, we have also adopted an Insider Trading Policy for our directors, officers, employees and their family members, in order to comply with federal and state securities laws governing (a) trading in Mirenco, Inc. (“Company”) securities while in the possession of “material nonpublic information” concerning the Company, and (b) tipping or disclosing material nonpublic information to outsiders, in order to prevent even the appearance of improper insider trading or tipping.

The Code of Ethics and Insider Trading Policy are posted on our website under the investor relations section of our website:  www.mirenco.com.

ITEM 11. Executive Compensation

The following table sets forth the compensation of the named executive officers for each of the Company's last three completed fiscal years.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Options Awarded	All Other Compensation	Total

Dwayne Fosseen, CEO	2008	$65,000	$ -	$ 600	$ -	$65,600
	2007	$63,475	$ -	$ 462	$ -	$63,937

Option Grants

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS
Name (a)	Number of Securities Underlying Unexercised options (#)(b)	Option Exercise Price ($)(e)	Option Expiration Date ($)(f)
Dwayne Fosseen, CEO	1000	0.1563	1/31/2014
Dwayne Fosseen, CEO	1000	0.2750	1/31/2014
Dwayne Fosseen, CEO	1000	0.3750	1/31/2014
Dwayne Fosseen, CEO	1000	0.2625	1/31/2014
Dwayne Fosseen, CEO	1000	0.2500	1/31/2014
Dwayne Fosseen, CEO	1000	0.2125	1/31/2014
Dwayne Fosseen, CEO	2000	0.1600	1/31/2014
Dwayne Fosseen, CEO	1000	0.2800	1/31/2018

Aggregate Option Exercises and Fiscal Year-End Option Value

There were no stock options exercised during the year ended December 31, 2008, and 12,000 options were exercised during the year ended December 31, 2007.   During 2008, 404,000 warrants were exercised at $.15 per share totaling $60,600, in exchange for amounts due to a former officer

 Compensation of Directors

The following table sets forth with respect to the directors, compensation information inclusive of equity awards and payments made for the fiscal year ended December 31, 2008:

Name	Fees Earned or Paid in Case ($)	Bonus	Options Awarded	All Other Compensation	Total

Dwayne Fosseen	$ -	$ -	$ 600	$ -	$ 600
Donald Williams	$ -	$ -	$ 600	$ -	$ 600
Merlin Hanson	$ -	$ -	$ 600	$ -	$ 600
Timothy Neugent	$ -	$ -	$ 600	$ -	$ 600

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the individuals serving on the Board of Directors, the Company’s executive officers and significant employees, and information with respect to the number of shares of the Company’s common stock beneficially owned by each of them directly or indirectly, as of December 31, 2008. The number of shares beneficially owned includes shares, if any, held in the name of the spouse, minor children, or other relatives of the individual living in his home, as well as shares, if any, held in the name of another person under an arrangement whereby the individual enjoys the right to vote or the use of the income, or whereby the individual can vest or re-vest title in himself or herself at once or at some future time...

Name, Position and Address	Amount Beneficially		Percent
of Beneficial Owner	Owned		of Class

Dwayne Fosseen, Director, Chairman of the Board	10,721,421	(a)	33.11%
and Chief Executive Officer
206 May Street
Radcliffe, IA 50230

Glynis M. Hendrickson, Secretary	56,500	(b)	0.18%
and Chief Financial Officer
206 May Street
Radcliffe, IA 50230

Don Williams, Director	419,700	(c)	1.36%
206 May Street
Radcliffe, IA 50230

Tim Neugent, Director	48,000	(d)	0.16%
206 May Street
Radcliffe, IA 50230

Merlin Hanson, Director	19,000	(e)	0.06%
206 May Street
Radcliffe, IA 50230

Daniel Bina, Chief Operating Officer	6,000	(f)	0.02%
206 May Street
Radcliffe, IA 50230

Denny Chaussee, Chief Technology Officer	522,983	(g)	1.69%
206 May Street
Radcliffe, IA 50230

All Directors and Officers as a group
(7 persons)	11,793,604		36.28%

Robert Glace	7,211,000		23.31%

Total number of shares outstanding 12/31/08	30,938,722
Total options outstanding	525,810
Total warrants outstanding	1,646,000

Total shares, options and warrants	33,110,532

(a)

Dwayne Fosseen's beneficial ownership includes 1,442,150 shares which are acquirable pursuant to the exercise of outstanding stock options and warrants, 2,000 shares owned by family members in his household and 4,250 shares, which are acquirable pursuant to the exercise of outstanding stock options owned by his spouse.

(b)

Glynis Hendrickson’s beneficial ownership includes 56,500 shares which are acquirable pursuant to the exercise of outstanding stock options.

(c)

Don William’s beneficial ownership includes 22,000 shares, which are acquirable pursuant to the exercise of outstanding stock options.

(d)

Tim Neugent’s beneficial ownership includes 18,000 shares, which are acquirable pursuant to the exercise of outstanding stock options.

(e)

Merlin Hanson’s beneficial ownership includes 19,000 shares, which are acquirable  pursuant to the exercise of outstanding stock options.

(f) Daniel Bina’s beneficial ownership includes 6,000 shares, which are acquirable pursuant to the exercise of outstanding stock options.

(g)

The beneficial ownership of all directors and officers as a group includes 197,900 shares which are acquirable pursuant to the exercise of outstanding stock options and 1,370,000 shares which are acquirable pursuant to the exercise of outstanding warrants.

ITEM 13. Certain Relationships and Related Transactions

During 2008, the Company issued 520,121 shares of common stock  at $.10 per share, which were issued for debt and accrued interest payable to related parties of $10,000, and $42,012, respectively.  Non-cash stock compensation of $26,006 was recognized in connection with this stock issuance, for the difference between the excess fair market value of the stock over the debt retired. An additional 522,983 shares of common stock were issued to an officer for salary of $31,379, at $.06 per share, the fair market value at the date of issue.

In 2008 the Company incurred rent expense in the amount of $9,600 payable to an officer and majority stockholder. Payments to related parties in 2008 amounted to $902 for interest. Also during 2008, 404,000 warrants were exercised at $.15 per share totaling $60,600, in exchange for amounts due to a former officer.  The Company has also incurred debt to an officer totaling $67,432 for past expenses and salary.

On April 30, 1999, the Company entered into an agreement to acquire patents and trademarks from a company that Mr. Fosseen has a controlling ownership in the Company for an initial price of $25,000. The patents and trademarks were recorded as a lump-sum purchase at the affiliate's carrying value, $9,800, at the date of purchase. The remaining $15,200 was recorded as a distribution to stockholders. Another payment per terms of the patent purchase agreement, $225,000, was paid in July 2000 and accounted for as a distribution to stockholders upon the completed sale of 1,000,000 shares of stock offered to the public. Also, the agreement provides for royalty payments in the amount of 3% of gross sales (including product sales, service revenues, and all revenues from sales of patent rights) for 20 years, which began November 1, 1999. This agreement can be terminated by the seller if the Company fails to make the above payments or becomes insolvent. From January 1 to October 31, 1999, the Company paid royalties for the use and potential marketing of the patents to the company that owned the patents based on 3% of sales calculated at an established unit price ($495) and minimum quantities (40 to 80 units per month), with payments generally made quarterly. The Company incurred royalty expense to a company partially owned by the majority stockholder of the Company for the years ended December 31, 2008 and 2007 in the amounts of $25,356 and $18,489 respectively.

ITEM 14.

 PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s board of directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of Stark Winter Schenkein & Co., LLP as the Company's independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Stark Winter Schenkein & Co., LLP in 2008 and 2007 were approved by the board of directors.

Audit Fees

The aggregate fees billed for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB or Form 10-Q for 2008 and 2007 were $37,800  and $28,900 respectively, net of expenses.

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

ITEM 15. Exhibits

 a)

The following documents are filed as part of this report:

1 and 2.  The following financial statements are included in Item 8 of this Annual Report:

Report of Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2008 and 2007

Statements of Operations for the years ended December 31, 2008 and 2007

Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2008 and 2007

Statements of Cash Flows for the years ended December 31, 2008 and 2007

Notes to Financial Statements

 3.                     The following are the exhibits to this annual report.

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

1.14

2001 Common Stock Compensation Plan (incorporated by reference to the Company’s 10KSB for the fiscal year ended December 31, 2001).

10.30               2004 Common Stock Compensation Plan (Incorporated by reference to the Company’s 10KSB, filed April 15, 2005).

10.31

2008 Common Stock Incentive Compensation Plan(incorporated by reference to the Company’s 14C filed on September 17, 2008.

10.32

Distributor Agreement with Whayne Supply, dated January 13, 2009 (incorporated by reference to the Company’s 8K filed on January 15, 2009.

* 31.1

Certification of Dwayne Fosseen, Principal Executive Officer,dated March 31, 2009 pursuant to Rule 31a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

* 31.2

Certification of Glynis Hendrickson, Principal Financial Officer,dated March 31, 2009  pursuant to Rule 31a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

* 32

Certifications of Dwayne Fosseen, Principal Executive Officer, and Glynis Hendrickson, Principal Financial Officer, dated March 31, 2009 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

•

Filed with this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mirenco, Inc.
(Registrant)

By: /s/ Glynis M. Hendrickson -------------------------------------- Glynis M. Hendrickson Principal Financial Officer

Date: March 31, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Dwayne Fosseen ------------------------------------- Dwayne Fosseen Chairman of the Board, Principal Executive Officer and Director

Date: March 31, 2009

By: /s/ Don Williams ----------------------------------- Don Williams Director

Date: March 31, 2009

              By:     /s/  Timothy Neugent

                     -----------------------------------

                     Timothy Neugent

                     Director

Date: March 31, 2009

By:: /s/ Glynis M. Hendrickson -------------------------------------------- Glynis M. Hendrickson Secretary

EXHIBIT 31.1

PRINCIPAL EXECUTIVE OFFICER CERTIFICATION

I, Dwayne Fosseen, Principal  Executive Officer and President of Mirenco, Inc. certify that:

1.

I have reviewed this report on Form 10-K the Company;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report;

4.

The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external  purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the Company’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter (the Company’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting; and

5.

The Company’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company’s auditors and the audit committee of Company’s board of directors (or persons performing the equivalent functions):

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

.

Date: March 31, 2009

 /s/Dwayne Fosseen

Dwayne Fosseen,

                                                                        President and Principal Executive Officer

EXHIBIT 31.2

PRINCIPAL FINANCIAL OFFICER CERTIFICATION

I, Glynis Hendrickson, Principal Financial Officer of Mirenco, Inc. certify that:

1.

I have reviewed this report on Form 10-K the Company;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report;

4.

The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external  purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the Company’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter (the Company’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting; and

5.

The Company’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company’s auditors and the audit committee of Company’s board of directors (or persons performing the equivalent functions):

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

.

Date: March 31, 2009

 /s/Glynis Hendrickson

Glynis Hendrickson,

                                                                        Principal Financial Officer

EXHIBIT 32

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Dwayne Fosseen, Chief Executive Officer and I, Glynis Hendrickson, Principal Financial Officer of Mirenco, Inc. (the “Company”), certify that

(1)

I have reviewed the annual report on Form 10-K of Mirenco, Inc.;

(2)

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

(3)     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the period presented in this annual report.

Date:  March 31, 2009

/s/ Dwayne Fosseen

Dwayne Fosseen

Chief Executive Officer and President

/s/ Glynis Hendrickson

Principal Financial Officer