Form 10-Q
period 2009-03-31
MIRENCO INC
filed 2009-05-15
CIK 1041609

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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

Yes   [X]             No    [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X_] No [ _]

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

Yes    [   ]            No    [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  Number of Common Shares outstanding at May 15, 2009: 31,136,597

Index	Page
Cautionary Statement on Forward-Looking Statements
Part I. FINANCIAL INFORMATION

Item 1. Condensed Balance Sheets at March 31, 2009 (unaudited) and
December 31, 2008	1

Condensed Statements of Operations for the three months ended March 31, 2009	2
and 2008 (unaudited)

Condensed Statements of Cash Flows for the three months ended March 31, 2009	3
and 2008(unaudited)

Notes to Condensed Financial Statements (unaudited)	4

Item 2. Management's Discussion and Analysis of Financial Condition and	8
Results of Operations

Item 4T. Controls and Procedures	12

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	13

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3. Defaults Upon Senior Securities	14

Item 4. Submission of Matters to a Vote of Security Holders	14

Item 5. Other Information	14

Item 6. Exhibits	15

SIGNATURES	16

Cautionary Statement on Forward-Looking Statements.

The discussion in this Report on Form 10-Q, including the discussion in Item 2 of PART I, contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are based on current expectations, estimates and projections about the Company’s business, based on management’s current beliefs and assumptions made by management.  Words such as “expects”, “anticipates”, “intends”, believes”, “plans”, “seeks”, “estimates”, and similar expressions or variations of these words are intended to identify such forward-looking statements.  Additionally, statements that refer to the Company’s estimated or anticipated future results, sales or marketing strategies, new product development or performance or other non-historical facts are forward-looking and reflect the Company’s current perspective based on existing information.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements.  Such risks and uncertainties include those set forth below in Item 1 as well as previous public filings with the Securities and Exchange Commission.  The discussion of the Company’s financial condition and results of operations included in Item 2 of PART I should also be read in conjunction with the financial statements and related notes included in Item 1 of PART I of this quarterly report.  These quarterly financial statements do not include all disclosures provided in the annual financial statements and should be read in conjunction with the “Risk Factors” and annual financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2008 as filed with the Commission on March 31, 2009.  The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

MIRENCO, Inc.
CONDENSED BALANCE SHEETS

ASSETS	March 31, 2009	December 31, 2008
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$ 2,655	$ 93,608
Accounts receivable	84,954	72,015
Inventories	113,427	102,251
Prepaid expenses	1,546	1,546
Total current assets	202,582	269,420

PROPERTY AND EQUIPMENT, net	464,975	473,382

PATENTS AND TRADEMARKS, net	13,696	14,444
	$ 681,253	$ 757,246
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of note payable	$ 39,512	$ 45,111
Accounts payable	254,905	216,521
Accrued expenses	17,337	24,663
Due to officers	44,790	85,420
Other current liabilities	12,000	12,000
Dividends on preferred redeemable shares	2,674	2,406
Notes payable to related parties	10,000	10,000
Total current liabilities	381,218	396,121

LONG TERM LIABILITIES
Notes payable, less current portion	279,290	209,592
Shares subject to mandatory redemption	18,256	18,256
Total long term liabilities	297,546	227,848

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 50,000,000 shares authorized
no shares issued or outstanding	-	-
Common stock, no par value: 100,000,000 shares authorized,
31,136,597 (2009) and 30,938,722 (2008) shares issued and outstanding	10,786,396	10,750,778
Additional paid-in capital	1,714,954	1,714,954
Accumulated (deficit)	(12,498,861)	(12,332,455)
	2,489	133,277
	$ 681,253	$ 757,246

See the accompanying notes to the financial statements.

MIRENCO, Inc.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months	Three Months
	Ended	Ended
	March 31, 2009	March 31, 2008

Sales	$ 112,111	$ 201,744
Cost of sales	66,565	71,221

Gross profit	45,546	130,523

Salaries and wages	117,865	98,289
Non-cash compensation	-	26,006
Other general and administrative expenses	87,584	59,919

	205,449	184,214

(Loss) from operations	(159,903)	(53,691)

Other income (expense)
Interest income	1	1
Interest expense	(6,504)	(11,400)
	(6,503)	(11,399)

NET (LOSS)	$ (166,406)	$ (65,090)

Net (loss) per share available for common
shareholders - basic and diluted	$ (0.01)	$ -

Weighted-average shares outstanding -
basic and diluted	31,011,411	27,401,174

See the accompanying notes to the financial statements.

MIRENCO, Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
	Three Months	Three Months
	Ended	Ended
	March 31, 2009	March 31, 2008
Cash flows from operating activities
Net cash (used in) operating activities	$ (155,052)	$ (144,645)

Cash flows from investing activities
Net cash (used in) investing activities	-	-

Cash flows from financing activities
Principal payments on banks and others	(10,901)	(59,431)
Proceeds from long term borrowing	75,000	250,000
Net cash provided by financing activities	64,099	190,569

Increase (decrease) in cash and cash equivalents	(90,953)	45,924

Cash and cash equivalents, beginning of period	93,608	9,738

Cash and cash equivalents, end of period	$ 2,655	$ 55,662

Supplementary disclosure of cash flow information:
Cash paid during the quarter for interest	$ 6,504	$ 11,400
Cash paid during the quarter for taxes	$ -	$ -
Non-cash financing activities:
Common stock issued for notes payable and accrued interest
payable to related parties	$ 35,618	$ 52,012

See the accompanying notes to the financial statements.

MIRENCO, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2009

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company included in the Company’s Form 10-K for the year ended December 31, 2008 as filed with the Commission on March 31, 2009.

NOTE B – INVENTORY

Inventories, consisting of purchased finished goods ready for sale, are stated at the lower of cost (as determined by the first-in, first-out method) or market. In addition, we maintain a reserve for the estimated value associated with damaged, excess or obsolete inventory. The reserve generally includes inventory that has turn days in excess of 365 days, or discontinued items. At March  31, 2009 our inventory reserve amounted to $54,323.

NOTE C - REALIZATION OF ASSETS

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. Net loss for the three months ended March 31, 2009 was $166,406, and the Company had a working capital deficit of $178,636 at March 31, 2009.  The Company has incurred net losses aggregating $12,498,861 from  inception,  and  may continue to incur net losses in the future. If revenues do not increase substantially in the near future, additional sources of funds will be needed to maintain operations.  These matters give rise to substantial doubt about the Company’s ability to continue as a going concern.

Management and other personnel have been focused on product and service development in lieu of product marketing.  The Company’s management team has diligently explored several market segments relative to the Company’s product and service lines.  From that exploration, the Company has decided it is in its best interests to explore the use of existing, well-established distribution channels for marketing and selling the DriverMax product line.  Management also believes a large market exists for the Company’s testing services and the information provided by those services, through the Company’s business relationship with Whayne Supply, a Caterpillar dealer in Kentucky.  This exclusive contract was announced in the Company’s 8-K filing of January 15, 2009.  A combination of the products and services has been developed as a long-term program for current and potential customers, particularly in regulated markets. Management will focus on the Company’s efforts on the sales of products, services, and programs with sensible controls over expenses.  Management believes these steps, if successful, will improve the Company’s liquidity and operating results, allowing it to continue in existence.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

MIRENCO, Inc.

 NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2009

(unaudited)

NOTE D - STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2009, the Company issued 197,875 shares of common stock at $.18 per share, which were issued for debt to a related party in the amount of $35,618.

In 2007, 50,000 options to purchase common stock at $.25 per share were issued to an employee, also exercisable through January 31, 2014.  Of these options issued to the employee, 10,000 options are fully vested as of the grant date, February 16, 2007, 20,000 options vested January 1, 2008, and the remaining 20,000 options vested January 1, 2009.    The following summarizes the options outstanding at March 31, 2009:

COMMON STOCK OPTIONS
			Weighted-
			average
			exercise
	Number of shares		price
	Outstanding	Exercisable	per share
Outstanding, December 31, 2008	2,191,810	2,171,810	$ 1.01
Granted	-	20,000	0.25
Exercised	-	-	-
Expired	-	-	-
Outstanding March 31, 2009	2,191,810	2,191,810	$ 0.99

The following table summarizes information about options outstanding at March 31, 2009, under the Compensatory Stock  Option Plan:

2008 Compensatory Stock Options and Warrants

Options outstanding				Options exercisable

Weighted-average
Range of	Number	remaining	Weighted-average	Number	Weighted-average
exercise prices	outstanding	contractual life	exercise price	exercisable	exercise price
$0.12-$5.00	2,191,810	4.31	$ 0.99	2,191,810	$ 0.99

MIRENCO, Inc.

 NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2009

(unaudited)

NOTE E – NOTES PAYABLE

Effective January 18, 2008, the Company obtained a line of credit that calls for maximum borrowings of $301,500. The line bears interest at 8% per annum and is due January 18, 2018. As of the date of these financial statements, aggregate draws of $275,000 have been made against the line of credit. Total payments of $35,172 have been made on htis line of credit as of March 31, 2009.

Notes payable consisted of the following at March 31, 2009:

		Current	Long-term
	Total	Portion	Portion
Note payable to bank in monthly installments of
$3,659, including principal and interest at 8%	$ 239,828	$ 25,904	$ 213,924

Note payable to bank in monthly installments of
$1,706, including principal and variable interest,
currently 6.00%, guaranteed by stockholder,
guaranteed by Small Business Administration	78,974	13,608	65,366

	$ 318,802	$ 39,512	$ 279,290

NOTE F – NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consisted of the following at March 31, 2009:

		Current	Long-term
	Total	Portion	Portion
Note payable to investor, 9% interest payable
quarterly, principal due in July, 2009	$ 10,000	$ 10,000	$ -

	$ 10,000	$ 10,000	$ -

NOTE G – MAJOR CUSTOMERS

In the first three months of 2009, four major customers accounted for 97% of total sales. At March 31, 2009, four customers accounted for 94% of accounts receivable.

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

MIRENCO, Inc.

 NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2009

(unaudited)

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

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General and Background

Mirenco, Inc. was organized and incorporated in the State of Iowa on February 21, 1997. We develop, market and distribute technologically advanced products, improving efficiencies in engine combustion and equipment application.  Mirenco also offers consultative services in evaluating diesel engines through its Mirenco Diesel Evaluation Procedure, MDEP, which consists of testing procedures, comparison to other engines on its proprietary data base and making recommendations for maintenance activities and/or application of Mirenco’s proprietary technology.

Our primary products are derived from technology developed in the United States. They are D-Max, C-Max, EconoCruise and Fuel-Tracker.

In addition to products, Mirenco, Inc. offers consultative services with its Combustion Management Program called MDEP, Mirenco Diesel Evaluation Procedure.

MDEP consists of the evaluation of a diesel engine based on a comparison with like engines.  An evaluation is completed by performing a modified SAE-J1667 as well as a MIR 120 Second Transient evaluation.  Mirenco has developed an extensive database of evaluation results, for thousands of diesel engines, using these techniques.

From these results, Mirenco can evaluate the condition of an engine, determine commonalities among engine types, evaluate an entire fleet and recommend appropriate maintenance procedures for each specific vehicle.  From these results, we can also make recommendations for appropriate engine service that will improve engine combustion.

Mirenco’s MDEP has been successfully applied in the underground mining industry to reduce diesel particulate matter.  This industry is under strict regulation from the Mining Safety and Health Administration (MSHA) to reduce particulate emissions for the safety of its workers” health.  Beginning in 2005, Mirenco introduced the combustion management program, MDEP, D-Max and C-Max products throughout the United States.

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

(2) Marketing methods

Our strategy is to market and sell our products primarily through third party distributors and to a lesser extent through direct sales.  For the 3 months ended March 31, 2009, sales through distributors accounted for 53% of our sales.  As disclosed in an 8-K dated January 15, 2009, we have entered into a distributor agreement with Whayne Supply Company.  We expect that Whayne will be the exclusive distributor for our Diesel Evaluation Procedure (MDEP), Fuel Tracker, data base management and related services for off-road, heavy equipment and on-highway vehicles and equipment markets throughout the United States and Canada.  We believe that our relationship with Wayne will bring value to Mirenco by providing exposure to 60 Caterpillar dealers and their customers, across the US and Canada.

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

Liquidity and Capital Resources

As of March 31, 2009, the Company had total current assets of $202,582 and current liabilities of $381,218, resulting in a working capital deficit of ($178,637).  The Company’s available sources for generating cash for working capital have been through the issuance of common stock, preferred stock and notes payable and, eventually, we expect that working capital will be available through the development of profitable operations.

The Company’s future capital requirements will depend on many factors, including expansion of our business; increased sales of both services and products, the cost of third-party financing, development of new revenue resources and administrative expense.  We do not expect to expand our facilities during 2009.

Effective January 18, 2008, the Company obtained a line of credit that calls for maximum borrowings of $301,500. The line bears interest at 8% per annum and is due January 18, 2018. As of the date of these financial statements, aggregate draws of $275,000 have been made against the line of credit, and payments in the amount of $35,172 have been made.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. Net loss for the three months ended March 31, 2009 was ($166,406).  The Company has incurred net losses aggregating ($12,498,861) from  inception,  and  may continue to incur net losses in the future. If revenues do not increase substantially in the near future, additional sources of funds will be needed to maintain operations.  These matters give rise to substantial doubt about the Company’s ability to continue as a going concern.

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

Results of Operations

Gross sales of $112,111, including $56,565 in product sales and $55,546 in sales of services, were realized for the three months ended March 31, 2009 and were $89,633 less than sales of $201,744 for the same period one year ago. Product sales in the first quarter of 2008 were sold at retail price versus at dealer price in the first quarter of 2009.  This difference in price is the result of our exclusive contract with Whayne Supply.  This contract was disclosed in our 8K, date January 15, 2009.  Cost of sales for the three months ended March 31, 2009 also includes employment expense for our MDEP reporting services.  Prior to 2009 these expenses were included in salary expense. Cost of sales for the three months ended March 31, 2009 was $66,565 resulting in gross profit of $45,546, as compared to $130,523 for the prior year, a net decrease in gross profit of $84,977.  This decrease is due primarily to fewer sales compared to the sales over the same period in the prior year. In the three months ended March 31, 2009, $47,821 of employment costs were included in Cost of Sales compared to $36,528 in the corresponding period in the prior year.  Salary expense for the three months ended March 31, 2009 was $117,865 compared to $124,295 in the corresponding period in the prior year.  After accounting for the employment costs included in cost of sales, salaries decreased by $37,605. A total of 11 full-time individuals were employed with the Company at March 31, 2009 compared to a total of 10 full time employees at March 31, 2008.

The Company has incurred net losses aggregating $12,498,861 from  inception,  and  may continue to incur net losses in the future.

A comparative breakdown of “Other general and administrative expenses” per the Statements of Operations included in PART I Item 1 above is as follows:

	Three Months	Three Months
	Ended	Ended
	March 31, 2009	March 31, 2008

Royalty	$ 3,363	$ 5,620
Advertising	20	20
Depreciation and amortization	9,156	6,371
Insurance	11,914	11,488
Professional fees	39,994	5,741
Office expenses	10,056	14,450
Travel	2,649	2,918
Utilities	10,432	13,311

Total general and administrative expenses	$ 87,584	$ 59,919

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

2.

Advertising expense for the three months ended March 31, 2009 remained the same over the same period in the prior year.

 3.

Depreciation and amortization expense increased $2,785 from the corresponding period in the prior year primarily because new computer equipment was purchased.

4.

Insurance expense for the three months ended March 31, 2009 remained consistent with the expense from the corresponding period in the prior year.

5.

Professional fees expense increased $34,253 due to increased legal/accounting fees.

6.

Office expense for the three months ended March 31, 2009 decreased $4,394 from the corresponding period in the prior year primarily due to efforts to try to reduce spending.

7.

Travel expense for the first three months of 2009 remained consistent with travel expense for the first three months in the prior year.

8.

Utilities expense for the first three months of 2009 decreased $2,879 compared to utilities expense for the first three months in the prior year primarily due to efforts to reduce costs.

Interest expense for the three months ended March 31, 2009 and 2008 was $6,504 and $11,400, respectively, a decrease of  $4,896, primarily due to decrease in interest and penalties associated with debt in the prior year.

We use estimates in the preparation of our financial statements.  The estimates used, relate to the valuation of receivables and the useful lives of equipment and patents. Since our receivables consist of larger individual accounts, we elect to use the direct write off method for those accounts that are deemed to be uncollectible.  We believe there is no material difference in this method from the allowance method.  There have been no accounts written off in 2009. If it is determined that potential losses of a material amount in receivables are likely, the allowance for doubtful accounts method will be adopted. No such allowance is considered to be required at this time. If it were determined that the depreciated cost of its equipment and the amortized cost of its patents exceeded their fair market value, there would be a negative impact on the results of operations to the extent the depreciated and amortized cost of these assets exceeded their fair market value.

The carrying value of long-lived assets is reviewed on a regular basis for the existence of facts and circumstances that suggest impairment. During the first three months of 2009, no material impairment has been indicated. Should there be an impairment in the future, the Company will measure the amount of the impairment based on the amount that the carrying value of the impaired assets exceed the undiscounted cash flows expected to result from the use and eventual disposal of the impaired assets.

We account for equity instruments issued to employees for services, based on the fair value of the equity instruments issued and account for equity instruments issued to other than employees, based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

We outsource the production of our DriverMax products to ICE Corporation of Manhattan, Kansas.  If, for some reason, the relationship between  the Company and ICE Corporation should be interrupted or discontinued, the operations of the Company could be adversely affected until such time as an alternative supply source could be located, contracted and begin producing our technology.  Such an event could materially affect our results of operations.  We continue to review our relationship with this single source and believe there is no need for an alternative source at this time. As sales of product grow we will continue to review the need for alternative sources.

Item 4T.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information  required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal  executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2009.

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

Legal Proceedings

None

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2009, the Company issued 197,875 shares of common stock at $.18 per share, which were issued for debt to a related party of $35,618.

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

Changes in shares outstanding during the first three months are summarized as follows:

	Shares Issued	Aggregate Consideration
		for New Shares Issued
Shares outstanding January 1, 2009	30,938,722	$ 10,750,778
New shares issued for debt at $0.18	197,875	35,618
Shares outstanding March 31, 2009	31,136,597	$ 10,786,396

During the three months ended March 31, 2009, the Company issued no options. In 2007, 50,000 options to purchase common stock at $.25 per share were issued to an employee, also exercisable through January 31, 2014.  Of these options issued to the employee, 10,000 options are fully vested as of the grant date, February 16, 2007, 20,000 options vested January 1, 2008, and the remaining 20,000 options vested  January 1, 2009.

The following summarizes the options outstanding at March 31, 2009:

COMMON STOCK OPTIONS
			Weighted-
			average
			exercise
	Number of shares		price
	Outstanding	Exercisable	per share
Outstanding, December 31, 2008	2,191,810	2,171,810	$ 1.01
Granted	-	20,000	0.25
Exercised	-	-	-
Expired	-	-
Outstanding March 31, 2009	2,191,810	2,191,810	$ 0.99

Item 3.

Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

             None

Item 5.  Other Information

None

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits

*31.1

Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Dwayne Fosseen, dated May 15, 2009.

*31.2

Certification  pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Glynis M. Hendrickson, dated May 15, 2009.

*32.1

Certification pursuant to, Section 906 of the Sarbanes-Oxley Act of 2002 for Dwayne Fosseen and Glynis M. Hendrickson, dated May 15, 2009.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mirenco, Inc.
(Registrant)

By: /s/ Glynis M. Hendrickson -------------------------------------- Glynis M. Hendrickson Chief Financial Officer (Principal Financial Officer)

Date:  May 15, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Dwayne Fosseen ------------------------------------- Dwayne Fosseen Chief Executive Officer and President (Principal Executive Officer) and Director and Chairman Of the Board

Date:  May 15, 2009

By: /s/ Don Williams ----------------------------------- Don Williams Director

Date:  May 15, 2009

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

Date:  May 15, 2009

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

Date:  May 15,  2009

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

May 14, 2009

/s/ Glynis M. Hendrickson

Glynis M. Hendrickson

Chief Financial Officer

(Principal Financial Officer)

May 15, 2009