Form 10-K/A
period 2008-12-31
MIRENCO INC
filed 2009-06-12
CIK 1041609

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A*

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

*See explanatory note regarding amendment

EXPLANATORY NOTE REGARDING AMENDMENT

We are amending this Form 10-K /A for the twelve months ended December 31, 2008 in response to an SEC comment letter dated May 29, 2009.  In this amended report we have made the following revisions:

1.

 We have revised the Statement of Operations to reflect the creation of an inventory reserve account as a charge against cost of sales rather than a non-operating expense as previously presented.

2.

We have revised the Cash Flow Statement to record the $31,379 in stock compensation as salaries and wages which was previously disclosed as supplementary information to the Cash Flow Statement.

3.

We have revised Note E to disclose the nature and terms of the line of credit established in 2008.

4.

We have revised Note K to include assumptions used in both 2008 and 2007 in determining  the value of options and warrants using the Black Scholes Pricing Model.  We have also included the intrinsic value of the options at December 31 for both 2008 and 2007.

Except as described above, no other changes were made to the Form 10-K as previously filed.

DOCUMENTS INCORPORATED BY REFERENCE

None.

AVAILABLE INFORMATION

Information about us is also available at our website at  www.mirenco.com, under “Investors,” which includes links to reports we have filed with the Securities and Exchange Commission.  The contents of our website are not incorporated by reference in this Form 10-K.

Cautionary Statement on Forward-Looking Statements.

       The discussion in this Report on Form 10-K /A , contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995.

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

During 2008, we continued developing the sales strategy founded upon collecting emissions data before and after the use of our products and providing continuing emission testing services of our installed products.  In addition, the Company believes the development of a database cataloguing the results of testing without the use of Mirenco’s products has provided a source of information for customers for determining the need, and in some cases, the nature of maintenance needed.  Total cost of sales was approximately 48% of total revenue in 2008 compared to 60% of total revenue in 2007.   Operating expenses in 2008 increased $85,326 from 2007. The increase is attributable to hiring new employees to enhance our computer capabilities and our research efforts, as well as legal expenses related to regulatory filings.

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

Effective January 4, 2008, the Company obtained a bridge loan of $50,000 which was due February 15, 2008, plus accrued interest at 5.15%. In addition, effective January 18, 2008, the Company obtained a line of credit that calls for maximum borrowings of $301,500. The line bears interest at 8% per annum and is due January 18, 2018. As of the date of these financial statements, aggregate draws of $250,000 have been made against the line of credit and the bridge loan plus accrued interest was repaid from proceeds of the line of credit in January, 2008. The outstanding balance as of December 31, 2008 is $172,452.

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

		The accompanying notes are an integral part of these financial statements
MIRENCO, INC.
STATEMENTS OF OPERATIONS
Year ended December 31,

				2008	2007

Sales				$ 845,205	$ 616,307

Cost of sales				409,102	371,683

Gross profit				490,426	244,624

Salaries and wages				507,339	428,705
Royalty expenses				25,356	18,489
Advertising				1,685	529
Other general and administrative expenses				249,611	250,942

				783,991	698,665

(Loss) from operations				(293,565)	(454,041)

Other income (expense)
Interest income				4	1
Gain from settlement of accounts payable					3,500
Interest expense				(26,258)	(20,628)
				(26,254)	(17,127)

NET (LOSS)				(374,142)	(471,168)

Net (loss) per share available for common
shareholders - basic and diluted				(0.01)	(0.02)

Weighted-average shares outstanding -
basic and diluted				30,068,146	24,998,988
The accompanying notes are an integral part of these financial statements.

MIRENCO, INC.
STATEMENTS OF CASH FLOWS
Year ended December 31,

	2008	2007

Cash flows from operating activities
Net (loss)	$ (374,142)	$ (471,168)
Adjustments to reconcile net (loss) to net cash
and cash equivalents used in operating activities:
Depreciation and amortization	27,410	31,464
Dividends	1,159	1,215
Stock compensation	57,385
Gain on settlement of accounts payable	-	(3,500)
Deferred compensation	-	432
(Increase) decrease in assets
Accounts receivable	(17,157)	(8,940)
Inventories	828	7,967
Other	630	7,860
Increase (decrease) in liabilities
Accounts payable	(53,563)	62,927
Due officers and affiliates	(6,671)	96,092
Accrued expenses	(9,343)	5,518
Net cash (used in) operating activities	(373,464)	(270,133)

Cash flows from investing activities
Purchase of property and equipment	(31,641)	-
Capitalization of patent expense	(3,218)	(7,802)
Net cash (used in) investing activities	(34,859)	(7,802)

Cash flows from financing activities
Payments capital leases	-	(865)
Proceeds from issuance of common stock for cash	335,000	297,080
Proceeds from issuance of redeemable preferred stock	-	4,356
Proceeds long-term debt	250,000
Principal payments on long-term debt:
Banks and others	(92,807)	(12,440)
Related parties	-	(20,126)
Net cash provided by financing activities	492,193	268,005

Increase (decrease) in cash and cash equivalents	83,869	(9,931)

Cash and cash equivalents, beginning of year	9,738	19,669

Cash and cash equivalents, end of year	$ 93,608	$ 9,738

Supplementary disclosure of cash flow information:
Cash paid during the year for interest	$ 22,342	$ 21,212
Cash paid during the year for income taxes	$ -	$ -
Supplementary disclosure of significant non-cash and
financing and investing activities:
Issuance of stock for salary	$ -	$ 118,000
Gain from settlement of accounts payable	$ -	$ 3,500
Common stock issued for notes payable and accrued interest
payable to related parties	$ 78,018	$ -
Warrant exercise for account payable to shareholder	$ 60,600	$ -

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

Effective January 4, 2008, the Company obtained a bridge loan of $50,000 which was due February 15, 2008, plus accrued interest at 5.15%. In addition, effective January 18, 2008, the Company obtained a line of credit that calls for maximum borrowings of $301,500. The line bears interest at 8% per annum and is due January 18, 2018. As of the date of these financial statements, aggregate draws of $250,000 have been made against the line of credit and the bridge loan plus accrued interest was repaid from proceeds of the line of credit in January, 2008. The outstanding balance as of December 31, 2008 is $172,452.

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

NOTE K - COMMON STOCK OPTIONS AND WARRANTS

Options

During 1998, the Company established a nonqualified stock option plan (the 1998 Plan) pursuant to which options for up to 1,200,000 shares of the Company’s authorized but unissued common stock may be granted to employees and certain non-employees.  During 1999, the Company adopted the 1999 Stock Option Plan (the 1999 Plan), which provides for granting of options to officers, employees, advisors, and consultants of the Company, for the purchase of up to a total of 750,000 shares of the Company’s authorized but unissued common stock.  During 2001, the Company adopted the 2001 Stock Option Plan (the 2001 Plan), which provides for the granting of up to a total of 250,000 shares of the Company’s authorized but unissued common stock.  During 2004, the Company adopted the 2004 Stock Option Plan (the 2004 Plan) which provides for the granting up to a total of 1,000,000 shares of the Company’s authorized but unissued common stock.  On October 22, 2008, the Board terminated the 1998, 1999, 2001, and 2004 Stock Option Plans.  During 2008, the company adopted the 2008 Stock Option Plan (the 2008 Plan) which provides for the granting up to a total of 1,000,000 shares of the Company’s authorized but unissued common stock.

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

The share-based payment is based on the fair value of the outstanding options amortized over the requisite period of service for option holders, which is generally the vesting period of the options.  The fair value of the warrants is based on the Black Scholes Pricing Model using the following assumptions:

	Years Ended December 31,
	2008	2007

Employee Stock Option Plans
Expected term (in years)	10	8
Volatility	436%	437%
Risk-free interest rate	4.52%	4.61%
Expected dividend yield	0%	0%

The total aggregate intrinsic value of options exercised during the years ended December 31, 2008 and 2007 was $0and $0 respectively.

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

1.

I have reviewed this report on Form 10-K /A the Company;

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

1.

I have reviewed this report on Form 10-K /A the Company;

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

(1)

I have reviewed the annual report on Form 10-K /A of Mirenco, Inc.;

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