Form 10-Q
period 2009-06-30
MIRENCO INC
filed 2009-08-14
CIK 1041609

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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

Yes   [X]             No    [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes _] No [ _]

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

Yes    [   ]            No    [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  Number of Common Shares outstanding at August 14, 2009: 31,449,677.

#1722863

Cautionary Statement on Forward-Looking Statements.

The discussion in this Report on Form 10-Q, including the discussion in Item 2 of PART I, contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are based on current expectations, estimates and projections about the Company’s business, based on management’s current beliefs and assumptions made by management.  Words such as “expects”, “anticipates”, “intends”, believes”, “plans”, “seeks”, “estimates”, and similar expressions or variations of these words are intended to identify such forward-looking statements.  Additionally, statements that refer to the Company’s estimated or anticipated future results, sales or marketing strategies, new product development or performance or other non-historical facts are forward-looking and reflect the Company’s current perspective based on existing information.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements.  Such risks and uncertainties include those set forth below in Item 1 as well as previous public filings with the Securities and Exchange Commission.  The discussion of the Company’s financial condition and results of operations included in Item 2 of PART I should also be read in conjunction with the financial statements and related notes included in Item 1 of PART I of this quarterly report.  These quarterly financial statements do not include all disclosures provided in the annual financial statements and should be read in conjunction with the “Risk Factors” and annual financial statements and notes thereto included in the Company's Form 10-K/A for the year ended December 31, 2008 as filed with the Commission on June 12, 2009.  The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

MIRENCO, Inc.
CONDENSED BALANCE SHEETS

ASSETS	June 30, 2009	December 31, 2008
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$ 2,466	$ 93,608
Accounts receivable	45,516	72,015
Inventories	107,265	102,251
Prepaid expenses	1,546	1,546
Total current assets	156,793	269,420

PROPERTY AND EQUIPMENT, net	459,055	473,382

PATENTS AND TRADEMARKS, net	13,273	14,444
	$ 629,121	$ 757,246
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Current portion of note payable	35,232	$ 45,111
Accounts payable	254,928	216,521
Accrued expenses	24,050	24,663
Due to officers	45,191	85,420
Other current liabilities	12,000	12,000
Dividends on preferred redeemable shares	2,947	2,406
Notes payable to related parties	10,000	10,000
Total current liabilities	384,348	396,121

LONG TERM LIABILITIES
Notes payable, less current portion	335,109	209,592
Shares subject to mandatory redemption	18,256	18,256
Total long term liabilities	353,365	227,848

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.01 par value, 50,000,000 shares authorized	-	-
no shares issued or outstanding
Common stock, no par value: 100,000,000 shares authorized,
31,319,877 (2009) and 30,983,722 (2008) shares issued and outstanding	10,804,724	10,750,778
Additional paid-in capital	1,714,954	1,714,954
Accumulated (deficit)	(12,628,270)	(12,332,455)
	(108,592)	133,277
	$ 629,121	$ 757,246

See the accompanying notes to the condensed financial statements.

MIRENCO, Inc.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months	Three Months
	Ended	Ended
	June 30, 2009	June 30, 2008

Sales	$ 95,682	$ 268,385
Cost of sales	61,152	109,998

Gross profit	34,530	158,387

Salaries and wages	92,266	92,525
Other general and administrative expenses	63,237	88,925

	155,503	181,450

(Loss) from operations	(120,973)	(23,063)

Other income (expense)
Interest income	1	1
Interest expense	(8,437)	(129)
	(8,436)	(128)

NET (LOSS)	$ (129,409)	$ (23,191)

Net (loss) per share available for common
shareholders - basic and diluted	$ (0.00)	$ (0.00)

Weighted-average shares outstanding -
basic and diluted	31,247,139	28,182,405

See the accompanying notes to the condensed financial statements.

MIRENCO, Inc.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
	Six Months	Six Months
	Ended	Ended
	June 30, 2009	June 30, 2008

Sales	$ 207,793	$ 470,129
Cost of sales	127,717	181,219

Gross profit	80,076	288,910

Salaries and wages	210,131	216,820
Other general and administrative expenses	150,821	148,843

	360,952	365,663

(Loss) from operations	(280,876)	(76,753)

Other income (expense)
Interest income	2	2
Interest expense	(14,941)	(11,529)
	(14,939)	(11,527)

NET (LOSS)	$ (295,815)	$ (88,280)

Net (loss) per share available for common
shareholders - basic and diluted	(0.01)	(0.00)

Weighted-average shares outstanding -
basic and diluted	31,192,173	27,981,924

See the accompanying notes to the condensed financial statements.

MIRENCO, Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
	Six Months	Six Months
	Ended	Ended
	June 30, 2009	June 30, 2008
Cash flows from operating activities
Net cash (used in) operating activities	$ (225,108)	$ (265,235)

Cash flows from investing activities
Net cash (used in) investing activities	-	(25,060)

Cash flows from financing activities
Proceeds from issuance of stock	18,328	300,000
Principal payments on long-term debt:
Banks and others	(19,361)	(70,933)
Proceeds from long term borrowing	135,000	250,000
Net cash provided by financing activities	133,967	479,067

Increase (decrease) in cash and cash equivalents	(91,142)	188,772

Cash and cash equivalents, beginning of period	93,608	9,738

Cash and cash equivalents, end of period	$ 2,466	$ 198,510

Supplementary disclosure of cash flow information:
Cash paid during the quarter for interest	$ 14,717	$ 6,330
Cash paid during the quarter for taxes	$ -	$ -
Non-cash, investing and financing activities:
Common stock issued for notes payable and accrued interest
payable to related parties	$ 35,618	$ 112,612

See the accompanying notes to the condensed financial statements.

MIRENCO, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2009

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company included in the Company’s Form 10-K/A for the year ended December 31, 2008 as filed with the Commission on June 12, 2009.

NOTE B – INVENTORY

Inventories, consisting of purchased finished goods ready for sale, are stated at the lower of cost (as determined by the first-in, first-out method) or market. In addition, we maintain a reserve for the estimated value associated with damaged, excess or obsolete inventory. The reserve generally includes inventory that has turn days in excess of 365 days, or discontinued items. At June 30, 2009 our inventory reserve amounted to $54,323.

NOTE C - REALIZATION OF ASSETS

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. Net loss for the six months ended June 30, 2009 was $295,815, and the Company had a working capital deficit of $227,555 at June 30, 2009.  The Company has incurred net losses aggregating $12,628,270 from  inception,  and  may continue to incur net losses in the future. If revenues do not increase substantially in the near future, additional sources of funds will be needed to maintain operations.  These matters give rise to substantial doubt about the Company’s ability to continue as a going concern.

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

MIRENCO, Inc.

 NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2009

(unaudited)

NOTE D - STOCKHOLDERS’ EQUITY (DEFICIT)

During the six months ended June 30, 2009, the Company issued 197,875 shares of common stock at $.18 per share, which were issued for debt to a related party in the amount of $35,618.

Also, during the three months ended June 30, 2009, the Company issued 183,280 shares of common stock at $.10 per share for cash of $18,328.

In 2007, 50,000 options to purchase common stock at $.25 per share were issued to an employee, also exercisable through January 31, 2014.  Of these options issued to the employee, 10,000 options were fully vested as of the grant date, February 16, 2007, with 20,000 options vested January 1, 2008, and the remaining 20,000 options vested January 1, 2009.    The following summarizes the options outstanding at June 30, 2009:

COMMON STOCK OPTIONS
			Weighted-
			average
			exercise
	Number of shares		price
	Outstanding	Exercisable	per share
Outstanding, December 31, 2008	2,191,810	2,171,810	$ 1.01
Granted	-	20,000	0.25
Exercised	-	-	-
Expired	-	-
Outstanding June 30, 2009	2,191,810	2,191,810	$ 0.99

The following table summarizes information about options outstanding at June 30, 2009, under the Compensatory Stock Option Plan:

2009 Compensatory Stock Options and Warrants

Options outstanding				Options exercisable

Weighted-average
Range of	Number	remaining	Weighted-average	Number	Weighted-average
exercise prices	outstanding	contractual life	exercise price	exercisable	exercise price
$0.12-$5.00	2,191,810	4.31	$ 0.99	2,191,810	$ 0.99

MIRENCO, Inc.

 NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2009

(unaudited)

NOTE E – NOTES PAYABLE

Effective January 18, 2008, the Company obtained a line of credit that calls for maximum borrowings of $301,500. The line bears interest at 8% per annum and is due January 18, 2018. As of the date of these financial statements, aggregate draws of $335,000 have been made against the line of credit. Total payments of $40,296 have been made on this line of credit as of June 30, 2009.

Notes payable consisted of the following at June 30, 2009:

		Current	Long-term
	Total	Portion	Portion
Note payable to bank in monthly installments of
$3,659, including principal and interest at 8%.	$ 294,704	$ 21,414	$ 273,290

Note payable to bank in monthly installments of
$1,505, including principal and variable interest,
currently 6.00%, guaranteed by stockholder,
guaranteed by Small Business Administration	75,637	13,818	61,819

	$ 370,341	$ 35,232	$ 335,109

NOTE F – NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consisted of the following at June 30, 2009:

		Current	Long-term
	Total	Portion	Portion
Notes payable to investors, 9% interest payable
quarterly, principal due in July, 2010	$ 10,000	$ 10,000	$ -

7

NOTE G – MAJOR CUSTOMERS

During the first six months of 2009, five major customers accounted for 93% of total sales. At June 30, 2009, four customers accounted for 97% of accounts receivable.

Sales:

A	$ 75,757.18	35%
B	62,495.00	29%
C	28,057.64	13%
D	22,904.33	11%
E	9,993.26	5%
Totals	$199,207.41	93%

NOTE H – REVENUES

Gross sales of $95,682, including $35,565 in product sales and $60,117 in sales of services were realized for the three months ended June 30, 2009.

Gross sales of $207,793,net of credits including $92,130 in product sales and $115,663 in sales of services, were realized for the six months ended June 30, 2009

NOTE I – EARNINGS (LOSS) PER SHARE

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

NOTE J – REDEEMABLE, CONVERTIBLE PREFERRED STOCK

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

NOTE K -  SUBSEQUENT EVENTS

During July and August, 129,800 shares of common stock were issued at $.10 per share for cash of $12,980.

NOTE L – RECENT ACCOUNTING PRONOUNCEMENTS

The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (“FASB”), the SEC, and the Emerging Issues Task Force (“EITF”), to determine the impact of new pronouncements on US GAAP and the impact on the Company.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 will become the source of authoritative US GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for public companies.  The codification will supersede all non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the codification will become non-authoritative.  The codification is effective for interim and annual periods ending on or after September 15, 2009.  Management is currently evaluating the impact of adopting this statement.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This topic was previously addressed only in auditing literature. SFAS 165 is similar to the existing auditing guidance with some exceptions that are not intended to result in significant changes to practice. Entities are now required to disclose the date through which subsequent events have been evaluated, with such date being the date the financial statements were issued or available to be issued.  SFAS 165 is effective on a prospective basis for interim or annual reporting periods ending after June 15, 2009.  Management is currently evaluating the impact of adopting this statement.

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

(2) Marketing methods

Our strategy is to market and sell our products primarily  through third party distributors and to a lesser extent through direct sales.  For the six months ended June 30, 2009, sales through distributors accounted for 35% of our sales.  As disclosed in an 8-K dated January 15, 2009, we have entered into a distributor agreement with Whayne Supply Company.  We expect that Whayne will be the exclusive distributor for our Diesel Evaluation Procedure (MDEP), Fuel Tracker, data base management and related services for off-road, heavy equipment and on-highway vehicles and equipment markets throughout the United States and Canada.  We believe that our relationship with Wayne will bring value to Mirenco by providing exposure to 60 Caterpillar dealers and their customers, across the US and Canada.  During the first six months of 2009, Whayne Supply has been developing a marketing strategy and ramping up sales efforts in the US and Canada.  We anticipate increased sales through these third party distributors in the second half of 2009.

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

Liquidity and Capital Resources

As of June 30, 2009, the Company had total current assets of $156,793 and current liabilities of $384,348, resulting in a working capital deficit of ($227,555).  The Company’s available sources for generating cash for working capital have been through the issuance of common stock, preferred stock and notes payable and, eventually, we expect that working capital will be available through the development of profitable operations.

The Company’s future capital requirements will depend on many factors, including expansion of our business; increased sales of both services and products, the cost of third-party financing, development of new revenue resources and administrative expense.  We do not expect to expand our facilities during 2009.

Effective January 18, 2008, the Company obtained a line of credit that calls for maximum borrowings of $301,500. The line bears interest at 8% per annum and is due January 18, 2018. As of the date of these financial statements, aggregate draws of $335,000 have been made against the line of credit, and payments in the amount of $40,296  have been made.

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

•

US Patent No 7,454,284 for Method and Apparatus for Remote Communication and Control of Engine Performance; Issued 11/18/2008; Valid until 2/25/2025; owned by Dwayne Fosseen, subject to a 1993 license to American Technologies, LC which license was assigned by American Technologies to Mirenco in 1999.

We currently have filed for the trademark “Mirenco.”  We currently own no other registered trademarks.

According to the terms of our agreement with American Technologies to acquire certain patent- rights, we have incurred a 3% royalty of annual gross sales for a period of 20 years, which began November 1, 1999.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. Net loss for the six months ended June 30, 2009 was ($295,815).  The Company has incurred net losses aggregating ($12,628,270) from  inception,  and  may continue to incur net losses in the future. If revenues do not increase substantially in the near future, additional sources of funds will be needed to maintain operations.  These matters give rise to substantial doubt about the Company’s ability to continue as a going concern.

Management and other personnel have been focused on product and service development in lieu of product marketing.  The Company’s management team believes it has has diligently explored several market segments relative to the Company’s product and service lines.  From that exploration, the Company has decided it is in its best interests to explore the use of existing, well-established distribution channels for marketing and selling the DriverMax product line.  Management also believes a large market exists for the Company’s testing services and the information provided by those services through the Company’s business relationship with Whayne Supply, a Caterpillar dealer in Kentucky.  This exclusive contract was announced in the Company’s 8-K filing of January 15, 2009. During the first six months of 2009, Whayne Supply has been developing a marketing strategy and ramping up sales efforts in the US and Canada.  We anticipate increased sales through these third party distributors in the second half of 2009.

A combination of the products and services has been developed as a long-term program for current and potential customers, particularly in regulated markets. Management plans to focus on the Company’s efforts on the sales of products, services, and programs with sensible controls over expenses.  Management believes these steps, if successful, will improve the Company’s liquidity and operating results, allowing it to continue in existence.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Summary of Significant Accounting Policies

Inventories.  Inventories, consisting of purchased finished goods ready for sale, are stated at the lower of cost (as determined by the first-in, first-out method) or market. We evaluate our inventory value at the end of each quarter to ensure that actively moving inventory, when viewed by category, is carried at the lower of cost or market. In addition, we maintain a reserve for the estimated value associated with damaged, excess or obsolete inventory. The reserve generally includes inventory that has turn days in excess of 365 days, or discontinued items. At June 30, 2009, our inventory reserve amounted to $54,323.

Income Taxes. The Company accounts for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred tax assets are recognized to the extent management believes that it is more likely than not that they will be realized.

Impairment of Long-Lived Assets. The carrying value of long-lived assets is reviewed on a regular basis for the existence of facts and circumstances that suggest impairment. During the six months ended June 30, 2009, no material impairment has been indicated. Should there be an impairment, in the future, the Company will measure the amount of the impairment based on the amount that the carrying value of the impaired assets exceed the fair value of the impaired assets.

Accounts Receivable.  Accounts receivable are stated at estimated net realizable value.  Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts. In determining collectability, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances. We use the direct write-off method for accounts receiveable that are determined to be uncollectable and believe there is no material difference in this method from the allowance method.

Results of Operations

Three months ended June 30, 2009:

Gross sales of $95,682, including $35,565 in product sales and $60,117 in sales of services, were realized for the three months ended June, 2009 and were $172,203 less than sales of $268,385 for the same period one year ago. Product sales in the second quarter of 2008 were sold at retail price versus at dealer price in the second quarter of 2009.  This difference in price is the result of our exclusive contract with Whayne Supply.  This contract was disclosed in our 8K, dated January 15, 2009.  Cost of sales for the three months ended June 30, 2009 also includes employment expense for our MDEP reporting services.  Prior to 2009 these expenses were included in salary expense. Cost of sales for the three months ended June 30, 2009 was $61,152 resulting in gross profit of $34,530, as compared to $158,387 for the prior year, a net decrease in gross profit of $123,857.  This decrease is due primarily to fewer sales compared to the sales over the same period in the prior year. In the three months ended June 30, 2009, $49,774 of employment costs were included in Cost of Sales compared to $25,467 in the corresponding period in the prior year.  Salary expense for the three months ended June 30, 2009 was $92,266 compared to $92,525 in the corresponding period in the prior year.  After accounting for the employment costs included in cost of sales, salaries increased by $24,048.

A comparative breakdown of “Other general and administrative expenses” per the Statements of Operations included in PART I Item 1 above is as follows:

	Three Months	Three Months
	Ended	Ended
	June 30, 2009	June 30, 2008

Royalty	$ 2,870	$ 8,484
Advertising	45	997
Depreciation and amortization	6,342	6,398
Insurance	8,024	8,209
Professional fees	24,192	40,858
Office expenses	6,577	7,816
Travel	2,777	4,524
Utilities	12,410	11,639

Total general and administrative expenses	$ 63,237	$ 88,925

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

2.

Advertising expense for the three months ended June 30, 2009 decreased $952 over the same over the same period in the prior year.  This is due to joint advertising expense in 2008 with Whayne Supply.

 3.

Depreciation and amortization expense remained consistent  from the corresponding period in the prior year.

4.

Insurance expense for the three months ended June 30, 2009 remained consistent with the expense from the corresponding period in the prior year.

5.

Professional fees expense increased $16,666 due to increased legal/accounting fees.

6.

Office expense for the three months ended June 30, 2009 decreased $1,239 from the corresponding period in the prior year primarily due to efforts to try to reduce spending.

7.

Travel expense for the three months ended June 30, 2009 decreased $1,746 compared to travel expense for the corresponding period in the prior year.  This is primarily due to fewer off-site trips by our technicians.

8.

Utilities expense for the three months ended June 30, 2009 increased slightly ($771) compared to utilities expense for the same period in the prior year .

Interest expense for the three months ended June, 2009 and 2008 was $8,437 and $129, respectively, a increase of  $8,308, primarily due to a refund received in 2008 for an overpayment of IRS interest.

Six months ended June 30, 2009:

Gross sales of $207,793, including $92,130 in product sales and $115,663 in sales of services, were realized for the six months ended June, 2009 and were $262,336 less than sales of $470,129 for the same period one year ago. Product sales in the first two quarters of 2008 were sold at retail price versus at dealer price in the first two quarters of 2009.  This difference in price is the result of our exclusive contract with Whayne Supply.  This contract was disclosed in our 8K, dated January 15, 2009.  Cost of sales for the six months ended June 30, 2009 also includes employment expense for our MDEP reporting services.  Prior to 2009 these expenses were included in salary expense. Cost of sales for the six months ended June 30, 2009 was $127,717 resulting in gross profit of $80,076, as compared to $288,910 for the prior year, a net decrease in gross profit of $208,834.  This decrease is due primarily to fewer sales compared to the sales over the same period in the prior year. In the six months ended June 30, 2009, $93,982 of employment costs were included in Cost of Sales compared to $146,921 in the corresponding period in the prior year.  Salary expense for the six months ended June 30, 2009 was $210,131 compared to $216,820 in the corresponding period in the prior year.  After accounting for the employment costs included in cost of sales, salaries decreased by $59,628. A total of 10 full-time individuals were employed with the Company at June 30 , 2009 compared to a total of 12 full time employees at June 30, 2008.

A comparative breakdown of “Other general and administrative expenses” per the Statements of Operations included in PART I Item 1 above is as follows:

	Six Months	Six Months
	Ended	Ended
	June 30, 2009	June 30, 2008

Royalty	$ 6,234	$ 14,104
Advertising	65	1,017
Depreciation and amortization	15,498	12,769
Insurance	19,939	19,697
Professional fees	64,185	41,971
Office expenses	19,032	26,893
Travel	5,427	7,442
Utilities	20,442	24,950

Total general and administrative expenses	$ 150,822	$ 148,843

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

2.

Advertising expense for the six months ended June 30, 2009 decreased $952 over the same over the same period in the prior year.  This is due to joint advertising expense in 2008 with Whayne Supply.

 3.

Depreciation and amortization expense increased $2,729 from the corresponding period in the prior year primarily because new computer equipment was purchased.

4.

Insurance expense for the six months ended June 30, 2009 remained consistent with the expense from the corresponding period in the prior year.

5.

Professional fees expense increased $22,214 due to increased legal/accounting fees.

6.

Office expense for the six months ended June 30, 2009 decreased $7,861 from the corresponding period in the prior year primarily due to efforts to try to reduce spending.

7.

Travel expense for the first six months of 2009 decreased $2,015 compared to travel expense for the first six months in the prior year.  This is primarily due to fewer off-site trips by our technicians.

8.

Utilities expense for the first six months of 2009 decreased $4,508 compared to utilities expense for the first six months in the prior year primarily due to efforts to reduce costs.

Interest expense for the six months ended June, 2009 and 2008 was $14,941 and $11,529, respectively, a increase of  $3,412, primarily due to increased borrowings in the first six months of 2009.

We use estimates in the preparation of our financial statements.  The estimates used, relate to the valuation of receivables and the useful lives of equipment and patents. Since our receivables consist of larger individual accounts, we elect to use the direct write off method for those accounts that are deemed to be uncollectible.  We believe there is no material difference in this method from the allowance method.  There have been no accounts written off in 2009. If it is determined that potential losses of a material amount in receivables are likely, the allowance for doubtful accounts method will be adopted. No such allowance is considered to be required at this time. If it were determined that the depreciated cost of our equipment and the amortized cost of our patents exceeded their fair market value, there would be a negative impact on our results of operations to the extent the depreciated and amortized cost of these assets exceeded their fair market value.

The carrying value of long-lived assets is reviewed on a regular basis for the existence of facts and circumstances that suggest impairment. During the first six months of 2009, no material impairment has been indicated. Should there be an impairment in the future, the Company will measure the amount of the impairment based on the amount by which the carrying value of the impaired assets exceed the fair value of the impaired assets.

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

Item 4T.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information  required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2009.

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

Legal Proceedings

None

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2009, the Company issued 197,875 shares of common stock at $.18 per share, which were issued for debt to a related party of $35,618, issued on March 31, 2009.  Also, during the three months ended June 30, 2009, the Company issued 183,280 shares of common stock at $.10 per share for cash of $18,238.  On June 18, 2009, 100,000 shares were sold at $.10 per share, on June 26, 2009 25,000 shares were sold at $.10 per share, also on June 26, 2009 53,280 shares were sold at $.10 per share, and on June 30, 5,000 shares were sold at $.10 per share.

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

Changes in shares outstanding during the first six  months are summarized as follows:

	Shares Issued	Aggregate Consideration
		for New Shares Issued
Shares outstanding January 1, 2009	30,938,722	$ 10,750,778
New shares issued for debt at $0.18	197,875	35,618
New shares issued for cash at $0.10	183,280	18,328
Shares outstanding June 30, 2009	31,319,877	$ 10,804,724

During the six months ended June 30, 2009, the Company issued no options. In 2007, 50,000 options to purchase common stock at $.25 per share were issued to an employee, also exercisable through January 31, 2014.  Of these options issued to the employee, 10,000 options were fully vested as of the grant date, February 16, 2007, with 20,000 options vested January 1, 2008, and the remaining 20,000 options vested January 1, 2009.

The following summarizes the options outstanding at June 30, 2009:

COMMON STOCK OPTIONS
			Weighted-
			average
			exercise
	Number of shares		price
	Outstanding	Exercisable	per share
Outstanding, December 31, 2008	2,191,810	2,171,810	$ 1.01
Granted	-	20,000	0.25
Exercised	-	-	-
Expired	-	-	-
Outstanding June 30, 2009	2,191,810	2,191,810	$ 0.99

Item 3.

Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

             None

Item 5.  Other Information

None

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits

*31.1

Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Dwayne Fosseen, dated August 14, 2009.

*31.2

Certification  pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Glynis M. Hendrickson, dated August  14, 2009.

*32.1

Certification pursuant to, Section 906 of the Sarbanes-Oxley Act of 2002 for Dwayne Fosseen and Glynis M. Hendrickson, dated August 14, 2009.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mirenco, Inc.
(Registrant)

By: /s/ Glynis M. Hendrickson -------------------------------------- Glynis M. Hendrickson Chief Financial Officer (Principal Financial Officer)

Date:  August 14, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Dwayne Fosseen ------------------------------------- Dwayne Fosseen Chief Executive Officer and President (Principal Executive Officer) and Director and Chairman Of the Board

Date:  August 14, 2009

By: /s/ Don Williams ----------------------------------- Don Williams Director

Date:  August 14, 2009

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

Date:  August 14, 2009

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

Date:  August 14,  2009

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

August 14, 2009

/s/ Glynis M. Hendrickson

Glynis M. Hendrickson

Chief Financial Officer

(Principal Financial Officer)

August 14, 2009