Form 10-Q
period 2009-09-30
MIRENCO INC
filed 2009-11-16
CIK 1041609

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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

Yes    [   ]            No    [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  Number of Common Shares outstanding at November 13, 2009: 31,494,177.

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

MIRENCO, Inc.
CONDENSED BALANCE SHEETS

ASSETS	September 30, 2009	December 31, 2008
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$ 7,803	$ 93,608
Accounts receivable	65,564	72,015
Inventories	93,669	102,251
Prepaid expenses	1,546	1,546
Total current assets	168,582	269,420
PROPERTY AND EQUIPMENT, net	451,892	473,382
PATENTS AND TRADEMARKS, net	12,835	14,444
	$ 633,309	$ 757,246
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Current portion of note payable	$ 35,870	$ 45,111
Accounts payable	271,206	216,521
Accrued expenses	17,775	24,663
Due to officers	47,591	85,420
Other current liabilities	12,000	12,000
Dividends on preferred redeemable shares	3,223	2,406
Notes payable to related parties	10,000	10,000
Total current liabilities	397,665	396,121

LONG TERM LIABILITIES
Notes payable, less current portion	325,886	209,592
Notes payable to related parties, less current portion	97,000	-
Shares subject to mandatory redemption	18,256	18,256
Total long term liabilities	441,142	227,848

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.01 par value, 50,000,000 shares authorized
no shares issued or outstanding	-	-
Common stock, no par value: 100,000,000 shares authorized,
31,494,177 (2009) and 30,983,722 (2008) shares issued and outstanding	10,822,153	10,750,778
Additional paid-in capital	1,714,954	1,714,954
Accumulated (deficit)	(12,742,605)	(12,332,455)
Total stockholder's equity (deficit)	(205,498)	133,277
	$ 633,309	$ 757,246

See the accompanying notes to the condensed financial statements.

MIRENCO, Inc.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months	Three Months
	Ended	Ended
	September 30, 2009	September 30, 2008

Sales	$ 94,746	$ 154,347
Cost of sales	68,002	63,433

Gross profit	26,744	90,914

Salaries and wages	89,181	137,153
Other general and administrative expenses	43,567	72,978

	132,748	210,131

(Loss) from operations	(106,004)	(119,217)

Other income (expense)
Interest income	-	1
Interest expense	(8,331)	(9,337)
	(8,331)	(9,336)

NET (LOSS)	$ (114,335)	$ (128,553)

Net (loss) per share available for common
shareholders - basic and diluted	$ (0.00)	$ (0.00)

Weighted-average shares outstanding -
basic and diluted	31,454,775	30,366,244

See the accompanying notes to the condensed financial statements.

MIRENCO, Inc.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
	Nine Months	Nine Months
	Ended	Ended
	September 30, 2009	September 30, 2008

Sales	$ 302,539	$ 624,476
Cost of sales	195,719	244,714

Gross profit	106,820	379,762

Salaries and wages	299,312	353,973
Other general and administrative expenses	194,388	221,831

	493,700	575,804

(Loss) from operations	(386,880)	(196,042)

Other income (expense)
Interest income	2	3
Interest expense	(23,272)	(20,866)
	(23,270)	(20,863)

NET (LOSS)	$ (410,150)	$ (216,905)

Net (loss) per share available for common
shareholders - basic and diluted	(0.01)	(0.01)

Weighted-average shares outstanding -
basic and diluted	31,346,119	29,428,623

See the accompanying notes to the condensed financial statements.

MIRENCO, Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
	Nine Months	Nine Months
	Ended	Ended
	September 30, 2009	September 30, 2008
Cash flows from operating activities
Net cash (used in) operating activities	$ (325,615)	$ (321,302)

Cash flows from investing activities
Net cash (used in) investing activities	-	(25,444)

Cash flows from financing activities
Proceeds from issuance of stock	35,757	335,000
Principal payments on long-term debt:
Banks and others	(27,947)	(82,192)
Proceeds from long term borrowing	232,000	250,000
Net cash provided by financing activities	239,811	502,808

Increase (Decrease) in cash and cash equivalents	(85,805)	156,063

Cash and cash equivalents, beginning of period	93,608	9,738

Cash and cash equivalents, end of period	$ 7,803	$ 165,801

Supplementary disclosure of cash flow information:
Cash paid during the quarter for interest	$ 6,526	$ 9,336
Cash paid during the quarter for taxes	$ -	$ -
Non-cash financing activities:
Common stock issued for notes payable and accrued interest
payable to related parties	$ 35,618	$ 112,612

See the accompanying notes to the condensed financial statements.

MIRENCO, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2009

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

In preparing the accompanying financial statements, the Company has evaluated all material subsequent events through November 16, 2009. the issuance date of  this quarterly report on Form 10K.

NOTE B – INVENTORY

Inventories, consisting of purchased finished goods ready for sale, are stated at the lower of cost (as determined by the first-in, first-out method) or market. In addition, we maintain a reserve for the estimated value associated with damaged, excess or obsolete inventory. The reserve generally includes inventory that has turn days in excess of 365 days, or discontinued items. At September 30, 2009 our inventory reserve amounted to $54,323.

NOTE C - REALIZATION OF ASSETS

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. Net loss for the nine months ended September 30, 2009 was $410,150, and the Company had a working capital deficit of $229,084 at September 30, 2009.  The Company has incurred net losses aggregating $12,742,605 from  inception,  and  may continue to incur net losses in the future. If revenues do not increase substantially in the near future, additional sources of funds will be needed to maintain operations.  These matters give rise to substantial doubt about the Company’s ability to continue as a going concern.

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

MIRENCO, Inc.

 NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2009

(unaudited)

NOTE D - STOCKHOLDERS’ EQUITY (DEFICIT)

During the nine months ended September 30, 2009, the Company issued 197,875 shares of common stock at $.18 per share, which were issued for debt to a related party in the amount of $35,618. The Company issued 183,280 shares of common stock at $.10 per share for cash of $18,328.

Also, during the three months ended September 30, 2009, the Company issued 174,300 shares of common stock at $.10 per share for cash of $17,430.

In 2007, 50,000 options to purchase common stock at $.25 per share were issued to an employee, also exercisable through January 31, 2014.  Of these options issued to the employee, 10,000 options were fully vested as of the grant date, February 16, 2007, with 20,000 options vested January 1, 2008, and the remaining 20,000 options vested January 1, 2009.    The following summarizes the options outstanding at September 30, 2009:

COMMON STOCK OPTIONS
			Weighted-
			average
			exercise
	Number of shares		price
	Outstanding	Exercisable	per share
Outstanding, December 31, 2008	2,191,810	2,171,810	$ 1.01
Granted	-	20,000	0.25
Exercised	-	-	-
Expired	-	-	-
Outstanding September 30, 2009	2,191,810	2,191,810	$ 0.99

1.

The following table summarizes information about options outstanding at September 30, 2009, under the Compensatory Stock Option Plan:

2009 Compensatory Stock Options and Warrants

Options outstanding				Options exercisable

Weighted-average
Range of	Number	remaining	Weighted-average	Number	Weighted-average
exercise prices	outstanding	contractual life	exercise price	exercisable	exercise price
$0.12-$5.00	2,191,810	4.31	$ 0.99	2,191,810	$ 0.99

MIRENCO, Inc.

 NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2009

(unaudited)

NOTE E – NOTES PAYABLE

Effective January 18, 2008, the Company obtained a line of credit that calls for maximum borrowings of $301,500. The line bears interest at 8% per annum and is due January 18, 2018. As of the date of these financial statements, aggregate draws of $335,000 have been made against the line of credit. Total payments of $45,492 have been made on this line of credit as of September 30, 2009, leaving an outstanding balance of $289,508.

Notes payable consisted of the following at September 30, 2009:

		Current	Long-term
	Total	Portion	Portion
Note payable to bank in monthly installments of
$3,658.68, including principal and interest at 8%.	$ 289,507	$ 21,839	$ 267,669

Note payable to bank in monthly installments of
$1,505, including principal and variable interest,
currently 6.00%, guaranteed by stockholder,
guaranteed by Small Business Administration	72,248.00	14,031.00	58,217.00

	$ 361,755	$ 35,870	$ 325,885

NOTE F – NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consisted of the following at September 30, 2009:

		Current	Long-term
	Total	Portion	Portion
Notes payable to investors, 9% interest payable
quarterly, principal due in July, 2010	$ 10,000	$ 10,000	$ -

Notes payable to officer, 9% interest payable
quarterly, prinicipal due in 2012, Note is	97,000	-	97,000
convertible into shares of common stock at a
conversion price equal to the lesser of $.10 per share or	$ 107,000	$ 10,000	$ 97,000
the then current market price per Common Share as
determined by taking the average closing price
of Common Stock quoted on the OTC Bulletin
Board the sixty days immediately prior to conversion

NOTE G – MAJOR CUSTOMERS

During the first nine months of 2009, four major customers accounted for 86% of total sales. At September 30, 2009, four customers accounted for 97% of accounts receivable.

Sales:

A	$ 33,984	11%
B	43,377	14%
C	62,495	21%
D	120,083	40%
Totals	$ 259,939	86%

NOTE H – REVENUES

Gross sales of $94,746, including $46,650 in product sales and $48,096 in sales of services were realized for the three months ended September 30, 2009.

Gross sales of $302,539, net of credits including $138,781 in product sales and $163,758 in sales of services, were realized for the nine months ended September 30, 2009

NOTE I – EARNINGS (LOSS) PER SHARE

The Company calculates net income (loss) per share in accordance with Accounting Standards Codification subtopic 260-10, Earnings per Share (“ASC 260-10”). Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses, common stock equivalents, if any, are not considered, as their effect would be anti dilutive.

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

NOTE K -  SUBSEQUENT EVENTS

On October 13, 2009  the Company signed a convertible promissory note with Whayne Supply with a total aggregate face principal amount of  $100,000, with interest of 12%.  The Note is convertible into shares of common stock at a conversion price equal to the lesser of (i) $0.10 per share, or (ii) the then current market price per Common Share, as determined by taking the average closing price of the Common Stock quoted on the OTC bulletin Board for the sixty (60) business days immediately prior to the conversion date. It is intended that the conversion will take place on August 31, 2014, the maturity date.

NOTE L – RECENT ACCOUNTING PRONOUNCEMENTS

The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (“FASB”), the SEC, and the Emerging Issues Task Force (“EITF”), to determine the impact of new pronouncements on US GAAP and the impact on the Company.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 has become the source of authoritative US GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for public companies.  The codification supersedes all non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the codification will become non-authoritative.  The Codification is effective for interim and annual periods ending on or after September 15, 2009.

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

(2) Marketing methods

Our strategy is to market and sell our products primarily  through third party distributors and to a lesser extent through direct sales.  For the nine months ended September 30, 2009, sales through distributors accounted for 40% of our sales.  As disclosed in an 8-K dated January 15, 2009, we have entered into a distributor agreement with Whayne Supply Company.  We expect that Whayne will be the exclusive distributor for our Diesel Evaluation Procedure (MDEP), Fuel Tracker, data base management and related services for off-road, heavy equipment and on-highway vehicles and equipment markets throughout the United States and Canada.  Although the sales results from the Whayne relationship have been slower than expected, we continue to believe that our relationship with Wayne will bring value to Mirenco by providing exposure to 60 Caterpillar dealers and their customers, across the US and Canada.  During the first nine months of 2009, Whayne Supply has been developing a marketing strategy and ramping up sales efforts in the US and Canada.  We anticipate increased sales through third party distributors in the remainder of 2009.

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

Liquidity and Capital Resources

As of September 30, 2009, the Company had total current assets of $168,582and current liabilities of $397,665, resulting in a working capital deficit of ($229,084).  The Company’s available sources for generating cash for working capital have been through the issuance of common stock, preferred stock and notes payable and, eventually, we expect that working capital will be available through the development of profitable operations.

The Company’s future capital requirements will depend on many factors, including expansion of our business; increased sales of both services and products, the cost of third-party financing, development of new revenue resources and administrative expense.  We do not expect to expand our facilities during 2009.

On October 13, 2009  the Company signed a convertible promissory note with Whayne Supply with a total aggregate face principal amount of  $100,000.00, with interest of 12%.  The Note is convertible into shares of common stock at a conversion price equal to the lesser of (i) $0.10 per share, or (ii) the then current market price per Common Share, as determined by taking the average closing price of the Common Stock quoted on the OTC bulletin Board for the sixty (60) business days immediately prior to the conversion date. It is intended that the conversion will take place on August 31, 2014, the maturity date.

Effective January 18, 2008, the Company obtained a line of credit that calls for maximum borrowings of $301,500. The line bears interest at 8% per annum and is due January 18, 2018. As of the date of these financial statements, aggregate draws of $335,000 have been made against the line of credit, and payments in the amount of $45,492 have been made.

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

We currently own the registered trademark for Mirenco, issued October 6, 2009.

According to the terms of our agreement with American Technologies to acquire certain patent- rights, we have incurred a 3% royalty of annual gross sales for a period of 20 years, which began November 1, 1999.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. Net loss for the nine months ended September 30, 2009 was ($410,150).  The Company has incurred net losses aggregating ($12,742,605) from  inception,  and  may continue to incur net losses in the future. If revenues do not increase substantially in the near future, additional sources of funds will be needed to maintain operations.  These matters give rise to substantial doubt about the Company’s ability to continue as a going concern.

Management and other personnel have been focused on product and service development in lieu of product marketing.  The Company’s management team believes it has has diligently explored several market segments relative to the Company’s product and service lines.  From that exploration, the Company has decided it is in its best interests to explore the use of existing, well-established distribution channels for marketing and selling the DriverMax product line.  Management also believes a large market exists for the Company’s testing services and the information provided by those services through the Company’s business relationship with Whayne Supply, a Caterpillar dealer in Kentucky.  This exclusive contract was announced in the Company’s 8-K filing of January 15, 2009. Although Whayne Supply has been developing a marketing strategy and ramping up sales efforts in the US and Canada.  We have yet to experience an increase in  sales from the arrangement.

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

Summary of Significant Accounting Policies

Inventories.  Inventories, consisting of purchased finished goods ready for sale, are stated at the lower of cost (as determined by the first-in, first-out method) or market. We evaluate our inventory value at the end of each quarter to ensure that actively moving inventory, when viewed by category, is carried at the lower of cost or market. In addition, we maintain a reserve for the estimated value associated with damaged, excess or obsolete inventory. The reserve generally includes inventory that has turn days in excess of 365 days, or discontinued items. At September  30, 2009, our inventory reserve amounted to $54,323.

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

Results of Operations

Three months ended September 30, 2009:

Gross sales of $94,746, including $46,650 in product sales and $48,096 in sales of services, were realized for the three months ended September, 2009 and were $59,601 less than sales of $154,347 for the same period one year ago. Product sales in the third quarter of 2008 were sold at retail price versus at dealer price in the third quarter of 2009.  This difference in price is the result of our exclusive contract with Whayne Supply.  This contract was disclosed in our 8K, dated January 15, 2009. Cost of sales for the three months ended September 30, 2009 was $68,002 resulting in gross profit of $26,744, as compared to $90,914 for the prior year, a net decrease in gross profit of $64,170.  This decrease is due primarily to fewer sales compared to the sales over the same period in the prior year. In the three months ended September 30, 2009, $40,670 of employment costs were included in Cost of Sales compared to $30,187 in the corresponding period in the prior year.  Salary expense for the three months ended September 30, 2009 was $89,181 compared to $137,153 in the corresponding period in the prior year.  After accounting for the employment costs included in cost of sales, salaries decreased by $37,489. Cost of sales for the three months ended September 30, 2009 also includes employment expense for our MDEP reporting services.  Prior to 2009 these expenses were included in salary expense

A comparative breakdown of “Other general and administrative expenses” per the Statements of Operations included in PART I Item 1 above is as follows:

	Three Months	Three Months
	Ended	Ended
	September 30, 2009	September 30, 2008

Royalty	$ 2,842	$ 4,630
Advertising	540	407
Depreciation and amortization	7,601	8,283
Insurance	9,510	17,397
Professional fees	5,322	21,885
Office expenses	11,609	11,117
Travel	1,033	2,673
Utilities	5,110	6,586

Total general and administrative expenses	$ 43,567	$ 72,978

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

2.

Advertising expense for the three months ended September 30, 2009 remined consistant with the same period in the prior year.

 3.

Depreciation and amortization expense remained consistent with the corresponding period in the prior year.

4.

Insurance expense for the three months ended September 30, 2009 decreased $7,887 over the same period in the prior year primarily due to changes in policies to fit the company’s current position.

5.

Professional fees expense decreased $16,563 due to decreased legal/accounting fees.

6.

Office expense for the three months ended September 30, 2009 remained consistant with the same period last year, primarily due to efforts to try to reduce spending.

7.

Travel expense for the three months ended September 30, 2009 decreased $1,640 compared to travel expense for the corresponding period in the prior year.  This is primarily due to fewer off-site trips by our technicians.

8.

Utilities expense for the three months ended September 30, 2009 decreased $1,476 compared to utilities expense for the same period in the prior year .  This is due primarily to efforts to cut energy costs.

Interest expense for the three months ended September, 2009 and 2008 was $8,331 and $9,337, respectively.

Nine months ended September 30, 2009:

Gross sales of $302,539, including $138,781 in product sales and $163,758 in sales of services, were realized for the nine months ended September, 2009 and were $321,937 less than sales of $624,476 for the same period one year ago. Product sales in the first three quarters of 2008 were sold at retail price versus at dealer price in the first three quarters of 2009.  This difference in price is the result of our exclusive contract with Whayne Supply.  This contract was disclosed in our 8K, dated January 15, 2009.  Cost of sales for the nine months ended September 30, 2009 also includes employment expense for our MDEP reporting services.  Prior to 2009 these expenses were included in salary expense. Cost of sales for the nine months ended September 30, 2009 was $195,719 resulting in gross profit of $106,820, as compared to $379,762 for the prior year, a net decrease in gross profit of $3,142.  This decrease is due primarily to fewer sales compared to the sales over the same period in the prior year. In the nine months ended September 30, 2009, $141,653 of employment costs were included in Cost of Sales compared to $104,070 in the corresponding period in the prior year.  Salary expense for the nine months ended September 30, 2009 was $299,312 compared to $353,973 in the corresponding period in the prior year.  After accounting for the employment costs included in cost of sales, salaries decreased by $17,078. A total of 10 full-time individuals were employed with the Company at September 30 , 2009 compared to a total of 11 full time employees at September 30, 2008.

A comparative breakdown of “Other general and administrative expenses” per the Statements of Operations included in PART I Item 1 above is as follows:

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2009	September 30, 2008

Royalty	$ 9,076	$ 18,734
Advertising	605	1,426
Depreciation and amortization	23,099	21,052
Insurance	29,449	37,094
Professional fees	69,507	61,848
Office expenses	30,641	37,627
Travel	6,459	10,114
Utilities	25,552	33,936

Total general and administrative expenses	$ 194,388	$ 221,831

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

2.

Advertising expense for the nine months ended September 30, 2009 decreased $821 over the same period in the prior year.  This is due to joint advertising expense in 2008 with Whayne Supply.

 3.

Depreciation and amortization expense increased $2,047 from the corresponding period in the prior year primarily because new computer equipment was purchased.

4.

Insurance expense for the nine months ended September 30, 2009 decreased $7,645 from the corresponding period in the prior year primarily due to changes in policies to fit the company’s current position

5.

Professional fees expense increased $7,659 due to increased legal/accounting fees.

6.

Office expense for the nine months ended September 30, 2009 decreased $6,986 from the corresponding period in the prior year primarily due to efforts to reduce spending.

7.

Travel expense for the first nine months of 2009 decreased $3,655 compared to travel expense for the first nine months in the prior year.  This is primarily due to fewer off-site trips by our technicians.

8.

Utilities expense for the first nine months of 2009 decreased $8,384 compared to utilities expense for the first nine months in the prior year primarily due to efforts to reduce costs.

Interest expense for the nine months ended September, 2009 and 2008 was $23,272 and $20,866, respectively, a increase of  $2,406, primarily due to increased borrowings in the first nine months of 2009.

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

The carrying value of long-lived assets is reviewed on a regular basis for the existence of facts and circumstances that suggest impairment. During the first nine months of 2009, no material impairment has been indicated. Should there be an impairment in the future, the Company will measure the amount of the impairment based on the amount by which the carrying value of the impaired assets exceed the fair value of the impaired assets.

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

Item 4T.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information  required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2009.

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

Legal Proceedings

None

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

On March 31, 2009, the Company issued 197,875 shares of common stock at $.18 per share, which were issued for debt to a related party in the amount of $35,618.  Also, the Company issued 183,280 shares of common stock at $.10 per share for cash of $18,328.

Also, during the three months ended September 30, 2009, the Company issued 174,300 shares of common stock at $.10 per share for cash of $17,430.

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

Changes in shares outstanding during the first nine  months are summarized as follows:

		Aggregate Consideration
	Shares Issued	for New Shares Issued
Shares outstanding January 1, 2009	30,938,722	$ 10,750,778
New shares issued for debt at $0.18	197,875	35,618
Proceeds from issuance of stock	357,580	35,757
Shares outstanding September 30, 2009	31,494,177	$ 10,822,153

During the nine months ended September 30, 2009, the Company issued no options. In 2007, 50,000 options to purchase common stock at $.25 per share were issued to an employee, also exercisable through January 31, 2014.  Of these options issued to the employee, 10,000 options were fully vested as of the grant date, February 16, 2007, with 20,000 options vested January 1, 2008, and the remaining 20,000 options vested January 1, 2009.

The following summarizes the options outstanding at September 30, 2009:

COMMON STOCK OPTIONS
			Weighted-
			average
			exercise
	Number of shares		price
	Outstanding	Exercisable	per share
Outstanding, December 31, 2008	2,191,810	2,171,810	$ 1.01
Granted	-	20,000	0.25
Exercised	-	-	-
Expired	-	-	-
Outstanding September 30, 2009	2,191,810	2,191,810	$ 0.99

Item 3.

Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

             None

Item 5.  Other Information

None

ITEM 6. Exhibits

(a)Exhibits

*10.1                    Promissory Note, dated October 14, 2009 with Whayne Supply Company.

*10.2                    Note Purchase Agreement, dated October 13, 2009 with Whayne Supply Company.

*31.1

Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Dwayne Fosseen, dated November 16, 2009.

*31.2

Certification  pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Glynis M. Hendrickson, dated November 16, 2009

*32.1

Certification pursuant to, Section 906 of the Sarbanes-Oxley Act of 2002 for Dwayne Fosseen and Glynis M. Hendrickson, dated November 16, 2009.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mirenco, Inc.
(Registrant)

By: /s/ Glynis M. Hendrickson -------------------------------------- Glynis M. Hendrickson Chief Financial Officer (Principal Financial Officer)

Date:  November 16, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Dwayne Fosseen ------------------------------------- Dwayne Fosseen Chief Executive Officer and President (Principal Executive Officer) and Director and Chairman Of the Board

Date:  November 16, 2009

By: /s/ Don Williams ----------------------------------- Don Williams Director

Date:  November 16, 2009

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

Date:  November 16, 2009

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

Date:  November 16, 2009

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

/s/ Dwayne Fosseen

Dwayne Fosseen

Chief Executive Officer and President

(Principal Executive Officer)

November 16, 2009

/s/ Glynis M. Hendrickson

Glynis M. Hendrickson

Chief Financial Officer

(Principal Financial Officer)

November 16, 2009

Exhibit 10.1

THESE SECURITIES HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE “ACT”). THE SECURITIES REPRESENTED HEREBY MAY NOT BE SOLD, OFFERED FOR SALE, TRANSFERRED, ASSIGNED, PLEDGED OR HYPOTHECATED IN THE ABSENCE OF AN EFFECTIVE REGISTRATION STATEMENT UNDER THE ACT, EVIDENCE SATISFACTORY TO THE COMPANY THAT SUCH REGISTRATION IS NOT REQUIRED UNDER THE ACT OR UNLESS SOLD PURSUANT TO RULE 144 OF THE ACT.

MIRENCO, INC. CONVERTIBLE PROMISSORY NOTE

$100,000.00 Radcliffe, Iowa                                                                                                                               October 14, 2009

Mirenco, Inc., an Iowa corporation (“Company”), the principal office of which is located at 206 May Street, Radcliffe, Iowa 50230, for value received, hereby promises to pay to the order of Whayne Supply Company, a Kentucky corporation, the principal office of which is located at 1400 Cecil Avenue, Louisville, Kentucky 40211, or its registered assigns (“Holder”), the sum of One Hundred Thousand Dollars ($100,000.00), or such lesser amount as shall then equal the outstanding principal balance hereof and any unpaid accrued interest hereon, as set forth below, on August 31, 2014 (the “Maturity Date”). Payment for all amounts due hereunder shall be made by mail to the Holder at the principal office of the Holder as set forth above. This note (the “Note”) is issued pursuant to that certain Note Purchase Agreement dated as of September 30, 2009, by and among Company, Holder, and Dwayne Fosseen (“Founder”), as the same may from time to time be amended, modified or supplemented (the “Purchase Agreement”).

The following is a statement of the rights of the Holder and the conditions to which this Note is subject, and to which the Holder, by the acceptance of this Note, agrees:

1. Definitions. As used in this Note, the following terms, unless the context otherwise requires, have the following meanings:

1.1 "Company" includes any entity that shall succeed to or assume the obligations of the Company under this Note.

1.2 "Holder," when the context refers to a holder of this Note, shall mean any person who shall at the time be the registered holder of this Note.

2. Interest.

2.1 The Company shall pay interest at the rate of twelve percent (12%) per annum (the "Initial Interest Rate") on the outstanding principal and unpaid interest of this Note during the period beginning on the date hereof and ending on the date that the principal amount of this Note becomes due and payable. Accrued interest under this Note shall be compounded quarterly in arrears. Interest payable under this Note shall be computed on the basis of a year of 365 days and actual days elapsed occurring in the period for which payable.  Interest shall be payable when the unpaid principal balance of the Note is paid.  In the event that any interest or principal payments are not paid in full when such amounts become due and payable, interest at the same rate as the Initial Interest Rate plus five percent (5%) shall continue to accrue on the balance of any unpaid amounts until such balance is paid.

2.2 All payments made on this Note shall be applied, at the option of the Holder, first to late charges and collection costs, if any, then to accrued interest and then to principal. After maturity or in the event of default, interest shall continue to accrue on this Note at the rate set forth above and shall be payable on demand of the Holder.

2.3 Notwithstanding anything in this Note to the contrary, the interest rate charged hereon shall not exceed the maximum rate allowable by applicable law. If any stated interest rate herein exceeds the maximum allowable rate, then the interest rate shall be reduced to the maximum allowable rate, and any excess payment of interest made by the Company at any time shall be applied to the unpaid balance of any outstanding principal of this Note.

3. Events of Default. If any of the events specified in this Section 3 shall occur (herein individually referred to as an "Event of Default"), the Holder of this Note may, so long as such condition exists, declare the entire outstanding principal of this Note and unpaid accrued interest thereon immediately due and payable, by notice in writing to the Company:

3.1 The institution by the Company of proceedings to be adjudicated as bankrupt or insolvent, or the consent by it to institution of bankruptcy or insolvency proceedings against it or the filing by it of a petition or answer to consent seeking reorganization or release under the federal Bankruptcy Act, or any other applicable federal or state law, or the consent by it to the filing of any such petition or the appointment of a receiver, liquidator, assignee, trustee or other similar official of the Company, or of any substantial part of its property, or the making by it of an assignment for the benefit of creditors, or the taking of corporate action by the Company in furtherance of any such action; or

3.2 If, within sixty (60) days after the commencement of an action against the Company (and service of process in connection therewith on the Company) seeking any bankruptcy, insolvency, reorganization, liquidation, dissolution or similar relief under any present or future statute, law or regulation, such action shall not have been resolved in favor of the Company or all orders or proceedings thereunder affecting the operations or the business of the Company stayed, or if the stay of any such order or proceeding shall thereafter be set aside, or if, within sixty (60) days after the appointment without the consent or acquiescence of the Company of any trustee, receiver or liquidator of the Company or of all or any substantial part of the properties of the Company, such appointment shall not have been vacated.

4. Conversion.

4.1 Voluntary Conversion. Any Holder of this Note has the right, at the Holder's option, at any time and prior to payment in full of the principal balance of and accrued interest on this Note, to convert this Note, in accordance with the provisions of Section 4.3 hereof, in whole or in part, into fully paid and nonassessable shares of Common Stock of the Company ("Common Shares"). The number of Common Shares into which this Note may be converted shall be based on the per share Conversion Price (as hereinafter defined).  The number of Common Shares into which the Note may be converted under this Section 4.1 shall be determined by dividing the outstanding principal amount together with all accrued interest to the date of conversion by the Conversion Price.

4.2 Conversion Price.

(a) Subject to adjustment in Section 4.2(b), the per share “Conversion Price” shall equal the lesser of (i) $0.10 per share, or (ii) the then current market price per Common Share, as determined by taking the average closing price of the Common Stock quoted on the OTC Bulletin Board for the sixty (60) business days immediately prior to the conversion date.

(b) The Conversion Price shall be subject to the following adjustments: (i) the Conversion Price shall be equitably adjusted to proportionately reflect any stock split, stock dividend or other distribution payable in securities of the Company, recapitalization or the like, or if the Company shall effect a subdivision or combination of its outstanding Common Stock or existing preferred stock or in the event of a reclassification; and

(ii) if the Company shall issue, after the date hereof, any shares of Common Stock, or securities convertible into or exercisable for, shares of Common Stock for an effective consideration per share of Common Stock less than the Conversion Price, the Conversion Price shall automatically be adjusted so that the Conversion Price equals the effective price per share of Common Stock at which such securities were issued.

4.3 Conversion Procedure.  Before the Holder shall be entitled to convert this Note into Common Shares, it shall give written notice by mail, postage prepaid, to the Company at its principal office, of the election to convert the same and shall state therein the name or names in which the certificate or certificates for Common Shares are to be issued. Such conversion shall be deemed to have been made immediately prior to the close of business on the date of surrender of this Note, and the person or persons entitled to receive the Common Shares issuable upon such conversion shall be treated for all purposes as the record holder or holders of such Common Shares as of such date.

4.4 Delivery of Stock Certificates. As promptly as practicable after the conversion of this Note, the Company at its expense will issue and deliver to the Holder of this Note a certificate or certificates for the number of full Common Shares issuable upon such conversion.

4.5 Mechanics and Effect of Conversion. No fractional shares shall be issued upon conversion of this Note. In lieu of the Company issuing any fractional shares to the Holder upon the conversion of this Note, the Company shall pay to the Holder the amount of outstanding principal and interest that is not so converted, such payment to be in the form as provided below. Upon the conversion of this Note pursuant to Section 4.1 above, the Holder shall surrender this Note, duly endorsed, at the principal office of the Company. In the case of a conversion of only a portion of the outstanding principal amount of this Note, the Company shall execute and deliver to the Holder (or its nominee or nominees), at the expense of the Company, a replacement note in a principal amount equal to the unconverted portion of this Note and dated and bearing interest from the date to which interest has been paid on such Note or dated the date of this Note if no interest has been paid thereon.  Upon conversion of the entire outstanding principal amount of and all accrued interest on this Note, the Company shall be forever released from all its obligations and liabilities under this Note.

5. Notices of Record Date, etc. In the event of:

5.1 Any taking by the Company of a record of the holders of any class of securities of the Company for the purpose of determining the holders thereof who are entitled to receive any dividend (other than a cash dividend payable out of earned surplus at the same rate as that of the last such cash dividend theretofore paid) or other distribution, or any right to subscribe for, purchase or otherwise acquire any shares of stock of any class or any other securities or property, or to receive any other right; or

5.2 Any capital reorganization of the Company, any reclassification or recapitalization of the capital stock of the Company or any transfer of all or substantially all of the assets of the Company to any other person or any consolidation or merger involving the Company; or

5.3 Any voluntary or involuntary dissolution, liquidation or winding-up of the Company, the Company will mail to the Holder of this Note at least ten (10) days prior to the earliest date specified therein, a notice specifying:

(a) The date on which any such record is to be taken for the purpose of such dividend, distribution or right, and the amount and character of such dividend, distribution or right; and

(b) The date on which any such reorganization, reclassification, transfer, consolidation, merger, dissolution, liquidation or winding-up is expected to become effective and the record date for determining shareholders entitled to vote thereon.

6. Reservation of Stock Issuable Upon Conversion. The Company shall at all times reserve and keep available out of its authorized but unissued Common Shares, solely for the purpose of effecting the conversion of this Note, such number of its Common Shares as shall from time to time be sufficient to effect the conversion of this Note; and if at any time the number of authorized but unissued shares shall not be sufficient to effect the conversion of the entire outstanding principal amount of and accrued interest on this Note, in addition to such other remedies as shall be available to the holder of this Note, the Company will use its best efforts to take such action as may, in the opinion of its counsel, be necessary to increase its authorized but unissued shares to such number of shares as shall be sufficient for such purposes.

7. Assignment.  This Note may not be transferred to any party, other than one affiliated with Whayne Supply Company, without the prior written consent of the Company.  The rights and obligations of the Company and the Holder shall be binding upon and benefit the successors, assigns, heirs, administrators and transferees of the parties.

8. Waiver and Amendment. Any provision of this Note may be amended, waived or modified upon the written consent of the Company and the Holder.

9. Prepayment.  Except as expressly provided in the Note Purchase Agreement, neither the principle nor any accrued interest on this Note may be prepaid without the prior written consent of the Holder prior to January 1, 2011.  Thereafter, the Company shall have the right, after delivery to the Holder of thirty (30) days prior written notice of its intention to prepay this Note, to prepay the principal balance of and accrued interest on this Note.

10. Treatment of Note. To the extent permitted by generally accepted accounting principals, the Company will treat, account and report the Note as debt and not equity for accounting purposes and with respect to any returns filed with federal, state or local tax authorities.

11. Notices. Any notice, request or other communication required or permitted hereunder shall be in writing and shall be deemed to have been duly given when (i) delivered by hand (with written confirmation of receipt), or (ii) when received by the addressee, if sent by a nationally recognized overnight delivery service (receipt requested), in each case to the appropriate addresses set forth herein. Any party hereto may by notice so given change its address for future notice hereunder.

12. Waivers. The Company hereby waives presentment, demand, protest and notice of dishonor and protest, and also waives all other exemptions; and agrees that extension or extensions of the time of payment of this Note or any installment or part thereof may be made before, at or after maturity by agreement by the Holder. Upon default hereunder the Holder shall have the right to offset the amount owed by the Company against any amounts owed by the Holder in any capacity to the Company, whether or not due, and the Holder shall be deemed to have exercised such right of offset and to have made a charge against any such account or amounts immediately upon the occurrence of an Event of Default hereunder even though such charge is made or entered on the books of the Holder subsequent thereto. The Company shall pay to the Holder, upon demand, all costs and expenses, including, without limitation, attorneys' fees and legal expenses, that may be incurred by the Holder in connection with the enforcement of this Note.

13. Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of Iowa, excluding that body of law relating to conflict of laws.

14. Heading; References. All headings used herein are used for convenience only and shall not be used to construe or interpret this Note. Except where otherwise indicated, all references herein to Sections refer to Sections hereof.

IN WITNESS WHEREOF, the Company has caused this Note to be issued this 14th day of October, 2009. MIRENCO, INC., an Iowa corporation

By: Title:

Exhibit 10.2

NOTE PURCHASE AGREEMENT

by and among

MIRENCO, INC.

DWAYNE FOSSEEN

and

WHAYNE SUPPLY COMPANY

Dated as of

OCTOBER 13, 2009

1

NOTE PURCHASE AGREEMENT

THIS NOTE PURCHASE AGREEMENT (the “Agreement”) is made as of the 13th day of October, 2009, by and among MIRENCO, INC., an Iowa corporation (“Company”), DWAYNE FOSSEEN, an individual resident of Iowa (“Founder”), and WHAYNE SUPPLY COMPANY, a Kentucky corporation (“Investor”).

RECITALS:

WHEREAS, Company desires to sell and issue, and Investor desires to purchase and acquire, a convertible promissory note of Company (the “Note”) with a total aggregate face principal amount of One Hundred Thousand Dollars ($100,000.00) upon the terms and subject to the conditions contained herein;

WHEREAS, the Note will be convertible into shares of common stock of the Company, no par value (the “Common Stock”); and

WHEREAS, Company and Investor desire to set forth certain agreements and certain terms and conditions regarding the sale and purchase of the Note and the relationship between Company and Investor.

NOW, THEREFORE, in consideration of the foregoing premises, the respective representations, warranties and covenants contained herein and certain other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties agree as follows:

AGREEMENT:

ARTICLE I

SALE AND PURCHASE OF NOTE

Section 1.1

Authorization.  Prior to the Closing (as defined below), Company and Founder will have duly authorized the execution and delivery of this Agreement, the Note and any other agreement or instrument contemplated hereby or thereby (collectively, the “Transaction Agreements”).

Section 1.2

Sale and Issuance of Note.  Subject to the terms and conditions of this Agreement, at the Closing, Investor agrees to purchase from Company, and Company agrees to sell, issue and deliver to Investor, the Note in the form attached hereto as Exhibit A for a purchase price of One Hundred Thousand Dollars ($100,000.00) (the “Purchase Price”).  The Closing shall take place on the date hereof at Stites & Harbison, PLLC, 400 West Market Street, Suite 1800, Louisville, Kentucky 40202 or at such other location as mutually agreed upon by the parties hereto.

2

Section 1.3

Conditions of Investor’s Obligations at Closing.

The obligations of Investor under Section 1.2 of this Agreement are subject to the fulfillment on or before the Closing of each of the following conditions:

(a)

Representations and Warranties.  The representations and warranties of Company contained in Article II shall be true on and as of the Closing with the same effect as though such representations and warranties had been made on and as of the date of the Closing.

(b)

Performance.  Company shall have performed and complied with all agreements, obligations and conditions contained in this Agreement that are required to be performed or complied with by them on or before the Closing.

(c)

Compliance Certificate.  A duly authorized officer of Company shall deliver to Investor at the Closing, a certificate stating [x] the conditions set forth in Section 1.3(a) and (b) have been satisfied and [y] since the date of the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2009, as filed with the Securities and Exchange Commission (“SEC”) on August 14, 2009 (the “Current 10-Q”), there has not been (i) any material change in the capital stock, long-term debt, obligations under capital leases, or short-term borrowings of the Company, or (ii) any material adverse change, or any development which could reasonably be seen as involving a prospective material adverse change, in or affecting the business, prospects, properties, assets, results of operations or condition (financial or other) of the Company and its subsidiaries taken as a whole, other than developments, if any, generally affecting the business economy in the United States.

(d)

Qualifications.  All authorizations, approvals, or permits, if any, of any governmental authority or regulatory body of the United States or of any state that are required in connection with the lawful issuance and sale of the Note at the Closing pursuant to this Agreement and, to the extent obtainable, the lawful issuance of any securities issuable upon conversion of the Note (the “Securities”), shall be duly obtained and effective as of the Closing.

(e)

Proceedings and Documents.  All Company and other proceedings in connection with the transactions contemplated at the Closing, and all documents incident thereto, shall be reasonably satisfactory in form and substance to Investor’s counsel, and they shall have received all such certified or other copies of such documents as they may reasonably request.

(f)

Note.  Company shall have delivered to Investor the Note in accordance with Section 1.2, duly executed by Company.

Section 1.4

Conditions of Company’s Obligations at Closing.  The obligations of Company to Investor under this Agreement are subject to the fulfillment on or before the Closing of each of the following conditions by Investor at the Closing.

(a)

Representation and Warranties.  The representations and warranties of Investor contained in Article III shall be true on and as of the Closing with the same effect as though such representations and warranties had been made on and as of the date of the Closing.

(b)

Payment of Purchase Price.  Investor shall have delivered the Purchase Price for the Note to Company.

(c)

Qualifications.  All authorizations, approvals, or permits, if any, of any governmental authority or regulatory body of the United States or of any state that are required in connection with the lawful issuance and sale of the Note at the Closing pursuant to this Agreement shall be duly obtained and effective as of the Closing.

ARTICLE II

REPRESENTATIONS AND WARRANTIES OF COMPANY AND FOUNDER

Each of Company and Founder, jointly and severally, hereby represents and warrants to Investor that, except as set forth on the disclosure schedule furnished to Investor specifically identifying the relevant Section hereof to which a disclosure or exception relates, attached hereto as Schedule II to this Agreement (the “Disclosure Schedule”), which disclosures or exceptions shall be deemed to be representations and warranties as if made hereunder:

Section 2.1

Organization, Good Standing and Qualifications.  Company is a corporation duly organized and validly existing under the laws of the State of Iowa and has all requisite Company power and authority to carry on its business as now conducted and as proposed to be conducted.  As set forth in Schedule 2.1 of the Disclosure Schedule, Company is duly qualified to transact business and is in good standing in each jurisdiction in which the failure to so qualify would have a material adverse effect on its business or properties.

Section 2.2

Company Documents.  The Articles of Incorporation (the “Articles of Incorporation”) and Bylaws of Company, including all amendments thereto, are in the form included in or incorporated by reference into the Company Reports (as hereinafter defined) filed or furnished, as applicable, by the Company with the SEC pursuant to the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Section 2.3

Capitalization.  The capital stock of Company, as authorized by the Articles of Incorporation, consist of: (i) 100,000,000 shares of Common Stock, of which 31,494,177 shares are issued and outstanding; and 1,600,000 shares will be reserved for issuance upon conversion of the Note; and (ii) 50,000,000 shares of Preferred Stock, par value $0.01 per share (the “Preferred Stock”), of Company, of which 18,256 shares of which are issued and outstanding.  The Common Stock issuable upon conversion of the Note is sometimes hereinafter referred to as the “Conversion Stock.”  Except for conversion rights of issued and outstanding shares of Preferred Stock and of the Conversion Stock, as of the Closing, Company will not (i) have outstanding any capital stock or other securities convertible into or exchangeable for any shares of its capital stock and no person will have any right to subscribe for or to purchase (including conversion or preemptive rights), or any options for the purchase of, or any agreements providing for the issuance (contingent or otherwise) of, any calls, commitments or other claims of any character relating to, any capital stock or any stock or securities convertible into or exchangeable for any capital stock of Company; (ii) have any capital stock, equity interests or other securities reserved for issuance for any purpose; or (iii) be subject to any obligation (contingent or otherwise) to repurchase or otherwise acquire or retire any shares of its capital stock or any convertible securities, rights or options of the type described in the preceding clause.  Except as stated in Schedule 2.3, all of the issued and outstanding shares of Common Stock and Preferred Stock have been duly and validly issued and are fully paid and nonassessable and all of the shares of Conversion Stock, when issued as contemplated hereby, will be validly issued, fully paid and nonassessable.  The outstanding shares of Common Stock and Preferred were issued in accordance with the registration or qualification provisions of the Securities Act and any relevant state securities laws or pursuant to valid exemptions therefrom.  The Conversion Stock to be issued upon conversion of the Note will, upon issuance in accordance with the terms hereof and thereof, be free of restrictions on transfer other than restrictions on transfer under this Agreement and under applicable state and federal securities laws.  There are no agreements among Company’s stockholders with respect to the voting or transfer of Company’s capital stock, other than the agreements regarding transfer contained herein.

Section 2.4

Valid Issuance of Note.  The issuance of the Note to Investor pursuant to this Agreement at the Closing has been duly and validly authorized by Company.

Section 2.5

Exempt Offering.  Assuming the truth and accuracy of Investor’s representations set forth in Article III of this Agreement, the offer, sale and issuance of the Note as contemplated by this Agreement is exempt, and the issuance of the Conversion Stock upon conversion of the Note will be exempt, from the registration requirements of the Securities Act and any applicable state securities laws, if exercised at the Closing, and neither Company nor any authorized agent acting on its behalf will take any action hereafter that would cause the loss of such exemption.

Section 2.6

Subsidiaries.  Company does not presently own or control, directly or indirectly, any interest in any other corporation, limited liability company, association, or other business entity.  Company is not a participant in any joint venture, partnership, or similar arrangement.

Section 2.7

Authorization.  All Company action on the part of Company, its officers, directors and shareholders necessary for the authorization, execution and delivery of the Transaction Agreements, the performance of all obligations of Company hereunder and thereunder, the authorization, issuance, sale and delivery of the Note at the Closing, and the issuance of the Conversion Stock, has been taken or will be taken prior to the date hereof. The Transaction Agreements constitute valid and legally binding obligations of Company and Founder enforceable in accordance with their respective terms, except (i) as limited by applicable bankruptcy, insolvency, reorganization, moratorium, and other laws of general application affecting enforcement of creditors’ rights generally and (ii) as limited by laws relating to the availability of specific performance, injunctive relief, or other equitable remedies.

Section 2.8

Governmental Consents.  No consent, approval, order or authorization of, or registration, qualification, designation, declaration or filing with, any federal, state or local governmental authority on the part of Company is required in connection with the consummation of the transactions contemplated by this Agreement, except for appropriate post-sale notice filings as may be required under applicable federal and state securities laws which Company will timely make.

Section 2.9

Litigation.  There is no action, suit, proceeding or investigation pending or, to Company’s knowledge, currently threatened against Company, nor is Company aware that there is any basis for the foregoing.  The foregoing includes, without limitation, actions, suits, proceedings or investigations pending or, to Company’s knowledge, threatened (or any basis therefor known to Company) involving the prior employment of any of Company’s employees, such employees’ use in connection with Company’s business of any information or techniques allegedly proprietary to any of their former employers, or their obligations under any agreements with prior employers.  Company is not a party or subject to the provisions of any order, writ, injunction, judgment or decree of any court or government agency or instrumentality.  There is no action, suit, proceeding or investigation by Company currently pending or that Company intends to initiate.

Section 2.10

Conflicting Agreements.  Founder and, to Company’s knowledge, each of Company’s directors, officers and employees is not, as a result of the business conducted or proposed to be conducted by Company or for any other reason, in violation of (i) any fiduciary or confidential relationship; (ii) any term of any contract or covenant (either with Company or another entity) relating to employment, patents, proprietary information disclosure, non-competition or non-solicitation; or (iii) any other contract or agreement, or any judgment, decree or order of any court or administrative agency, in each case relating to or affecting the right of Company’s employee to be employed by Company or to serve as an officer or director of Company. No such relationship, term, judgment, decree or order conflicts with any of Founder’s or, to Company’s and Founder’s knowledge, any employee’s obligation to use his or her best efforts to promote the interests of Company nor does the execution, delivery and performance of the Transaction Agreements, or the activities of the Founder, as an employee, officer or director of Company, conflict with any such relationship, term, judgment, decree or order.

Section 2.11

Marketing Rights.  Except as set forth on Schedule 2.11 of the Disclosure Schedule, Company has not granted rights to manufacture, produce, assemble, license, market, or sell its products to any other person and is not bound by any agreement that affects Company’s exclusive right to develop, manufacture, assemble, distribute, market or sell its products.

Section 2.12

Compliance with Other Instruments.

(a)

Company is not in violation or default of any provision of its Articles of Incorporation, as amended, or Bylaws, as amended, or of any instrument, judgment, order, writ, decree or contract to which it is a party or by which it is bound, or of any provision of any federal or state statute, rule or regulation applicable to Company.  The execution, delivery and performance of the Transaction Agreements, and the consummation of the transactions contemplated hereby and thereby, will not result in any such violation or be in conflict with or constitute, with or without the passage of time and giving of notice, either a default under any such provision, instrument, judgment, order, writ, decree or contract or an event that results in the creation of any lien, charge or encumbrance upon any assets of Company or the suspension, revocation, impairment, forfeiture, or nonrenewal of any material permit, license, authorization, or approval applicable to Company, its business or operations or any of its assets or properties.

(b)

Company has avoided every condition, and has not performed any act, the occurrence of which would result in Company’s loss of any right granted under any material license, distribution or other agreement.

Section 2.13

Related-Party Transactions.  Except as set forth on Schedule 2.13 of the Disclosure Schedule,  no employee, officer, or director of Company or member of his or her immediate family is indebted to Company, nor is Company indebted (or committed to make loans or extend or guarantee credit) to any of them.  None of such persons has any direct or indirect ownership interest in any firm or entity with which Company is affiliated or with which Company has a business relationship, or any firm or entity that competes with Company, except that employees, officers, or directors of Company and members of their immediate families may own stock in publicly traded companies that may compete with Company.  Except as set forth on Schedule 2.13, no member of the immediate family of any officer or director of Company is directly or indirectly interested in any material contract with Company.

Section 2.14

Permits.  Company has all franchises, permits, licenses, and any similar authority necessary for the conduct of its business as now being conducted by it.  Company believes it can obtain, without undue burden or expense, any similar authority for the conduct of its business as planned to be conducted.  Company is not in default under any of such franchises, permits, licenses, or other similar authority.

Section 2.15

Environmental and Safety Laws.  Company is not in violation of any applicable statute, law or regulation relating to the environment or occupational health and safety, and, to its knowledge, no expenditures are or will be required in order to comply with any such existing statute, law or regulation.

Section 2.16

Title to Property and Assets.  Company owns its property and assets free and clear of all mortgages, liens, loans, claims and encumbrances.  With respect to the property and assets it leases, Company is in compliance with such leases and holds a valid leasehold interest free of any liens, claims or encumbrances.

Section 2.17

Intellectual Property.  The Company has sufficient title and ownership of all patents, trademarks, service marks, trade names, copyrights, trade secrets, information, proprietary rights and processes (collectively, “Intellectual Property Rights”) necessary for its business as now conducted or as proposed to be conducted, without any conflict with or infringement of the rights of others. Except as indicated on Schedule 2.17, there are no outstanding options, licenses or agreements of any kind relating to the foregoing, nor is the Company bound by or a party to any options, licenses or agreements of any kind with respect to the Intellectual Property Rights of any other person or entity. The Company has not received any communications alleging that the Company has violated or, by conducting its business as now conducted or as proposed to be conducted, would violate any Intellectual Property Rights of any other person or entity.

Section 2.18

Company Reports; Financial Statements.

(a)

Company has filed or furnished, as applicable, on a timely basis, all forms, statements, certifications, reports and documents required to be filed or furnished by it with the SEC pursuant to the Exchange Act or the Securities Act (the forms, statements, reports and documents filed or furnished and those filed or furnished subsequent to the date of this Agreement, including any amendments thereto, the "Company Reports").  Each of the Company Reports, at the time of its filing or being furnished complied or, if not yet filed or furnished, shall comply in all material respects with the applicable requirements of the Securities Act, the Exchange Act and the Sarbanes-Oxley Act, and any rules and regulations promulgated thereunder applicable to the Company Reports.  As of their respective dates (or, if amended prior to the date of this Agreement, as of the date of such amendment), the Company Reports did not, and any Company Reports filed with or furnished to the SEC subsequent to the date of this Agreement shall not, contain any untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements made therein, in light of the circumstances in which they were made, not misleading.

(b)

Company is in compliance in all material respects with the applicable listing and corporate governance rules and regulations of the OTC Bulletin Board.  Except as permitted by the Exchange Act or the rules of the SEC, since the enactment of the Sarbanes-Oxley Act, neither Company nor any of its Affiliates has made, arranged or modified (in any material way) any extensions of credit in the form of a personal loan to any executive officer or director of Company.

(c)

Company maintains disclosure controls and procedures required by Rule 13a-15 or 15d-15 under the Exchange Act.  Such disclosure controls and procedures are effective to ensure that information required to be disclosed by Company is recorded and reported on a timely basis to the individuals responsible for the preparation of Company's filings with the SEC and other public disclosure documents.  Company maintains internal control over financial reporting (as defined in Rule 13a-15 or 15d-15, as applicable, under the Exchange Act).  Such internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.  No material complaints from any source regarding accounting, internal accounting controls or auditing matters, and no concerns from Company employees regarding questionable accounting or auditing matters, have been received by Company.  No person has reported evidence of a violation of securities laws, breach of fiduciary duty or similar violation by Company or any of its officers, directors, employees or agents to Company's chief legal officer, audit committee (or other committee designated for the purpose) of the board of directors or the board of directors.

(d)

Each of the financial statements included in or incorporated by reference into the Company Reports (including the related notes and schedules) present fairly the financial position of the Company and its consolidated subsidiaries as of the dates indicated and the results of operations and cash flows for the Company and its consolidated subsidiaries for the periods specified, all in conformity with generally accepted accounting principles applied on a consistent basis.  Since the date of the Current 10-Q, there has not been (i) any material change in the capital stock, long-term debt, obligations under capital leases, or short-term borrowings of the Company, or (ii) any material adverse change, or any development which could reasonably be seen as involving a prospective material adverse change, in or affecting the business, prospects, properties, assets, results of operations or condition (financial or other) of the Company and its subsidiaries taken as a whole, other than developments, if any, generally affecting the public security business in the United States.

Section 2.19

Changes.  Since the filing of the Current 10-Q, there has not been:

(a)

any change in the assets, liabilities, financial condition or operating results of the Company from that reflected in the Current 10-Q, except changes in the ordinary course of business that have not been, in the aggregate, materially adverse;

(b)

any damage, destruction or loss to any assets of the Company, whether or not covered by insurance, which could reasonably be expected to have a material adverse effect on the Company’s business or properties;

(c)

any waiver or compromise by the Company of a valuable right or of a material debt owed to it;

(d)

any satisfaction or discharge of any lien, claim or encumbrance or payment of any obligation by the Company, except in the ordinary course of business and that is not material to the business, properties, prospects or financial condition of the Company;

(e)

any material change to a material contract or agreement by which the Company, or any of its respective assets is bound or subject;

(f)

any material change in any compensation arrangement or agreement with any employee, officer, director or stockholder of the Company or change in the rate of employees as a group;

(g)

any sale, assignment or transfer of any material assets or any Intellectual Property Rights of the Company;

(h)

any resignation or termination of employment of any officer, key employee or service provider of the Company, and the Company is not aware of any impending resignation or termination of employment of any such officer, key employee or service provider;

(i)

any declaration, setting aside or payment or other distribution in respect to any of the capital stock of the Company, or any direct or indirect redemption, purchase, or other acquisition of any of such stock by the Company;

(j)

any transaction entered into by the Company which was not in the ordinary course of business;

(k)

any mortgage, pledge, transfer of a security interest in, or lien, created by the Company, with respect to any of its material properties or assets, except liens for taxes not yet due or payable and liens that arise in the ordinary course of business and do not materially impair the Company's ownership or use of such property or assets;

(l)

any loans or guarantees made by the Company to or for the benefit of its employees, directors, officers or stockholders, or any affiliate thereof, or any members of their immediate families, other than expense advances, made in the ordinary course of its business;

(m)

any other event or condition of any character that could reasonably be expected to have a material adverse effect on the Company’s business or properties;

(n)

any arrangement or commitment by the Company to do any of the things described in this Section 2.19.

Section 2.20

Employee Benefit Plans.  The Company will, upon request, deliver or make available to Investor true, complete and correct copies of each employee benefit plan or arrangement, including any profit sharing, deferred compensation, incentive compensation, stock ownership, stock purchase, phantom stock, retirement, vacation, severance, disability, death benefit, hospitalization, medical or other plan, arrangement or understanding (whether or not legally binding) providing benefits to any current or former employee, officer or director of Company (collectively “Benefit Plans”), and any employment, consulting, severance, termination or indemnification agreement, arrangement or understanding between Company and any officer, director or employee of Company, or in the case of any unwritten Benefit Plans, descriptions thereof.  Schedule 2.20 of the Disclosure Schedule contains a complete and accurate list and description of all of Company’s Benefit Plans.  Each Benefit Plan has been administered in all respects in accordance with its terms and all applicable laws.

Section 2.21

Tax Returns, Payments and Elections.  The Company has filed all tax returns and reports as required by law.  These returns and reports are true and correct in all material respects.  The Company has paid all taxes and other assessments shown as due on such returns.  The provision for taxes of Company as shown in its financial statements included in or incorporated by reference in the Current 10-Q is adequate for taxes due or accrued as of the date thereof.  The Company has not made any elections pursuant to the Internal Revenue Code of 1986, as amended (the “Code”) (other than elections that relate solely to methods of accounting, depreciation or amortization) that would have a material adverse effect on Company, its financial condition, its business as presently conducted or proposed to be conducted or any of its properties or material assets. The Company has not had any tax deficiency proposed or assessed against it and has not executed any waiver of any statute of limitations on the assessment or collection of any tax or governmental charge.  None of the federal income tax returns and none of the state income or franchise tax or sales or use tax returns of Company has ever been audited by governmental authorities.  Since the Current 10-Q, as amended, Company has made adequate provisions on its books of account for all taxes, assessments and governmental charges with respect to its business, properties and operations for such period.  The Company has withheld or collected from each payment made to each of its employees, the amount of all taxes (including, but not limited to, federal income taxes, Federal Insurance Contribution Act taxes and Federal Unemployment Tax Act taxes) required to be withheld or collected therefrom, and has paid such amounts when due to the proper tax receiving officers or authorized depositaries.

Section 2.22

Insurance.  Company has in full force and effect fire and casualty insurance policies, with extended coverage, sufficient in amount (subject to reasonable deductibles) to allow it to replace any of its properties that might be damaged or destroyed.  Company has in full force and effect products liability and errors and omissions insurance in amounts customary for companies similarly situated.

Section 2.23

Labor Agreements and Actions.  The Company is not bound by or subject to (and none of its assets or properties is bound by or subject to) any written or oral, express or implied, contract, commitment or arrangement with any labor union, and no labor union has requested or has sought to represent any of the employees, representatives or agents of Company.  There is no strike or other labor dispute involving Company pending, or to the best of Company’s knowledge, threatened (as such business is presently conducted and as it is proposed to be conducted), nor is Company aware of any labor organization activity involving its employees.  Company is not aware that any officer or key employee, or that any group of key employees, intends to terminate their employment with Company, nor does Company have a present intention to terminate the employment of any of the foregoing.  The employment of each officer and employee of Company is terminable at the will of Company.  The Company has complied with all applicable state and federal equal employment opportunity and other laws related to employment.

Section 2.24

Real Property Holding Company.  The Company is not a real property holding company within the meaning of Section 897 of the Code.

Section 2.25

Finder’s Fee.  The Company represents that it neither is nor will be obligated for any finders’ fee or brokerage fee or commission in connection with this transaction.

Section 2.26

Disclosure.  The Company has fully provided Investor with all the information that Investor has requested for deciding whether to purchase the Note and all information that Company believes is reasonably necessary to enable Investor to make such decision.  Neither this Agreement, any of the Transaction Agreements nor any other documents or certificates made or delivered in connection herewith or therewith contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements herein or therein not misleading in light of the circumstances in which they were made.

ARTICLE III

REPRESENTATIONS AND WARRANTIES OF INVESTOR

Investor represents and warrants to Company as follows:

Section 3.1

Organization, Good Standing and Qualifications.  Investor is a corporation duly organized and validly existing under the laws of the Commonwealth of Kentucky and has all requisite corporate power and authority to carry on its business as now conducted and as proposed to be conducted.  Investor is duly qualified to transact business and is in good standing in each jurisdiction in which the failure to so qualify would have a material adverse effect on its business or properties.

Section 3.2

Authorization.  This Agreement constitutes a valid and legally binding obligation of Investor, enforceable in accordance with its terms.

Section 3.3

Purchase Entirely for Own Account.  This Agreement is made with Investor in reliance upon Investor’s representation to Company, which by Investor’s execution of this Agreement Investor hereby confirms, that the Note to be received by Investor (as well as the Conversion Stock issuable upon conversion of the Note) (collectively, the “Securities”) will be acquired for investment for Investor’s own account, not as a nominee or agent, and not with a view to the resale or distribution of any part thereof, and that as such Investor has no present intention of selling, granting any participation in, or otherwise distributing the same. By executing this Agreement, Investor further represents that Investor does not have any contract, undertaking, agreement or arrangement with any person to sell, transfer or grant participations to such person or to any third person, with respect to any of the Securities.

Section 3.4

Disclosure of Information.  Investor further represents that it has had an opportunity to ask questions and receive answers from Company regarding the terms and conditions of the offering of the Securities and the business, properties, prospects and financial condition of Company.  The foregoing, however, does not limit or modify the representations and warranties of Company in Article II of this Agreement or the right of Investor to rely thereon.

Section 3.5

Investment Experience.  Investor invests in securities of companies in the development stage and acknowledges that it is able to fend for itself, can bear the economic risk of its investment, and has such knowledge and experience in financial or business matters that it is capable of evaluating the merits and risks of the investment in the Securities.  If Investor is an entity, Investor has not been organized for the purpose of acquiring the Securities.

Section 3.6

Accredited Investor.  Investor is an “accredited investor” within the meaning of SEC Rule 501 of Regulation D, as presently in effect.

Section 3.7

Restricted Securities.  Investor understands that the Securities it is purchasing are characterized as “restricted securities” under the federal securities laws inasmuch as they are being acquired from Company in a transaction not involving a public offering and that under such laws and applicable regulations such securities may be resold without registration under the Act, only in certain limited circumstances.  In this connection, Investor represents that it is familiar with SEC Rule 144, as presently in effect, and understands the resale limitations imposed thereby and by the Securities Act.

Section 3.8

Legends.  It is understood that the Note and certificates evidencing any other Securities may bear the following legend:

THESE SECURITIES HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE “ACT”).  THE SECURITIES REPRESENTED HEREBY MAY NOT BE SOLD, OFFERED FOR SALE, TRANSFERRED, ASSIGNED, PLEDGED OR HYPOTHECATED IN THE ABSENCE OF AN EFFECTIVE REGISTRATION STATEMENT UNDER THE ACT, EVIDENCE SATISFACTORY TO COMPANY THAT SUCH REGISTRATION IS NOT REQUIRED UNDER THE ACT OR UNLESS SOLD PURSUANT TO RULE 144 OF THE ACT.

ARTICLE IV

COVENANTS OF COMPANY

Section 4.1

Investor Consent.  The Company shall not, without the prior written consent of Investor:

(a)

Except for transactions in the ordinary course of business between the Company and its officers, directors and employees relating to compensation (including the issuance of options under the Company’s stock option plan as such plan is adopted by the Board of Directors of the Company), engage in any transactions with Affiliates;

(b)

Repay or make any loans or redeem or make any distributions to the Founder;

(c)

Incur any obligations for borrowed money or leases in excess of $50,000, taken together per twelve (12) month period, other than trade credit incurred in the ordinary course of business and other than pursuant to the Note issued to Investor or guarantee, directly or indirectly, or permit any subsidiary to guarantee, directly or indirectly, and indebtedness except for the trade account of the Company or any subsidiary arising in the ordinary course of business;

(d)

Issue any class or series of equity securities or equivalents thereof or rights convertible thereinto or exchangeable therefore, except upon conversion of the Note issued to Investor;

(e)

Create (by reclassification or otherwise) any new class or series of equity securities;

(f)

Effect (a) a sale, conveyance or other disposition of all or substantially all of its assets, property or business of the Company (b) a merger, recapitalization or consolidation of the Company with any other entity, or (c) any transaction or series of related transactions in which more than fifty percent (50%) of the voting power of the Company is disposed of;

(g)

Liquidate or dissolve or effect a winding up of the business of the Company;

(h)

Amend or waive any provision of the Company’s Articles of Incorporation or Bylaws;

(i)

Make, or permit any subsidiary to make, any loan or advance to, or own any stock or other securities of, any subsidiary or other corporation, partnership, or other entity unless it is wholly-owned by the Company; or

(j)

Make, or permit any subsidiary to make, any loan advance to any person, including, without limitation, any employee or director of the Company or any subsidiary, except advances and similar expenditures in the ordinary course of business or under terms of an existing employee stock option plan.

Section 4.2

D&O Insurance.  The Company shall maintain directors and officers liability insurance with limits reasonably acceptable to Investor.

ARTICLE V

MISCELLANEOUS

Section 5.1

Use of Proceeds.  Company shall use the proceeds from the sale of the Note for general working capital.

Section 5.2

Survival of Warranties.  The warranties, representations and covenants of Company contained in or made pursuant to this Agreement shall survive the execution and delivery of this Agreement and the Closing for so long as the Investor holds the Note or substitute debt securities issued by the Company.   The warranties, representations and covenants of Company contained in or made pursuant to this Agreement shall in no way be affected by any investigation of the subject matter thereof made by or on behalf of Investor.

Section 5.3

Successors and Assigns.  Except as otherwise provided herein, the terms and conditions of this Agreement shall inure to the benefit of and be binding upon the respective successors and assigns of the parties (including transferees of any Note or any Conversion Stock acquired upon conversion of the Note).  Nothing in this Agreement, express or implied, is intended to confer upon any party other than the parties hereto or their respective successors and assigns any rights, remedies, obligations, or liabilities under or by reason of this Agreement, except as expressly provided in this Agreement.

Section 5.4

Governing Law.  This Agreement shall be governed by and construed under the laws of the State of Iowa without regard to the conflicts of laws principles thereof.

Section 5.5

Counterparts.  This Agreement may be executed in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

Section 5.6

Headings and Subheadings.  The headings and subheadings used in this Agreement are used for convenience only and are not to be considered in construing or interpreting this Agreement.

Section 5.7

Notices.

(a)

Any notice or other communication required or permitted hereunder shall be in writing and shall be delivered personally or by express courier, telegraphed, telexed, sent by facsimile transmission or sent postage prepaid by certified, or registered mail, return receipt requested, or by express mail.  Any such notice shall be deemed given when so delivered personally, telegraphed, telexed, or sent by confirmed facsimile transmission or, if mailed, three (3) business days after the date of deposit in the United States mail, as follows:

(i)

if to Company, to:

Mirenco, Inc.

206 May Street

Radcliffe, Iowa 50230

Tel: (515) __________________

Fax: (515) 899-2147

Attn:  Mr. Dwayne Fosseen, CEO

with a copy to:

Davis, Brown, Koehn, Shors & Roberts, P.C.

215 10th Street, Suite 1300

Des Moines, Iowa 50309-3993

Tel: (515) 288-2500

Fax: (515) 243-0654

Attn: Beverly Evans; and

(ii)

if to Founder; to:

Dwayne Fosseen

206 May Street

Radcliffe, Iowa 50230

Tel: (515) __________________

Fax: (515) 899-214

(iii)

if to Investor:

1400 Cecil Avenue

Louisville, Kentucky 40211

Tel: (502) 774-4441

Fax: (502) 778-2296

Attn: Monty L. Boyd, CEO

with a copy to:

Stites & Harbison

400 West Market Street, Suite 1800

Louisville, Kentucky 40202

Tel: (502) 681-0447

Fax: (502) 779-8240

Attn: W. Thomas Halbleib, Jr.

(b)

Any party may, by not less than ten days (10) notice given in accordance with this Section 5.7 to the other parties, designate another address or person for receipt of notices hereunder.  Notice given by personal delivery, courier service or mail shall be effective upon actual receipt.  Notice given by telecopier shall be confirmed by appropriate answer back and shall be effective upon actual receipt if received during the recipient’s normal business hours, or at the beginning of the recipient’s next business day after receipt if not received during the recipient’s normal business hours.  Any party may change any address to which notice is to be given to it by giving notice as provided above of such change of address.

(c)

Expenses.  Each party shall pay its own costs and expenses with respect to the negotiation, execution, delivery and performance of this Agreement. The Investor acknowledges that payment of such fees by the Company raises a potential conflict of interest and hereby consents to the payment arrangement set forth herein. If any action at law or in equity is necessary to enforce or interpret the terms of any Transaction Agreement or any other agreement or document contemplated hereby or thereby, the prevailing party shall be entitled to reasonable attorneys' fees, costs and necessary disbursements in addition to any other relief to which such party is entitled.  If any action at law or in equity (including arbitration) is necessary to enforce or interpret the terms of any of the Transaction Agreements, the prevailing party shall be entitled to reasonable attorney’s fees, costs and necessary disbursements in addition to any other relief to which such party may be entitled.

Section 5.8

Definition of “Affiliate”.   The term “Affiliate” shall mean (i) the Founder or any director or officer (or any member of such person’s immediate family or a trust for their benefit) of the Company, or (ii) any person (or any member of such person’s immediate family or a trust for their benefit) or entity, directly or indirectly, controlling, controlled by or under common control with any such person or entity

Section 5.9

[Intentionally omitted]

Section 5.10

Amendments and Waivers.  Except as otherwise provided herein, no waiver, modification or amendment of this Agreement, or approval or consent granted or given in connection with this Agreement, shall be valid or binding unless it is in writing and signed by Company and Investor.

Section 5.11

Severability.  If one or more provisions of this Agreement are held to be unenforceable under applicable law, such provision shall be excluded from this Agreement and the balance of the Agreement shall be interpreted as if such provision were so excluded and shall be enforceable in accordance with its terms.

Section 5.12

Entire Agreement.  This Agreement and the documents referred to herein constitute the entire agreement among the parties and no party shall be liable or bound to any other party in any manner by any warranties, representations, or covenants except as specifically set forth herein or therein.

Section 5.13

Limitation on Certain Damages; Prepayment Right.

(a)

The Company shall not be required to make any payment to the Investor on account of breach of any of the representations or warranties set forth in Article 2 of this Agreement in excess of the lesser of actual damages or $175,000.  This limitation shall not apply to claims for fraud.

(b)

If the Company requests Investor consent under Section 4.1 and the Investor does not grant the requested consent, the Company may immediately prepay the Note.  If such a prepayment or redemption takes place prior to January 1, 2011, the price shall be $112,000.  If such a prepayment takes place on or after January 1, 2011, the price shall be the face amount of the Note, plus interest at 12% per annum from the date of the Note to the date of prepayment.

Signature Pages Follow

3

The undersigned have executed this Note Purchase Agreement effective as of the-date first written above.

COMPANY:

MIRENCO, INC.

By:

Title:

FOUNDER:

Dwayne Fosseen

INVESTOR:

WHAYNE SUPPLY COMPANY

By:

Title:

SCHEDULE II

Disclosure Schedule

2.1 None

2.2 None

2.3 Shares of Common Stock issued after 6/30/09:

In-state only offering.  Offering is still open.

Account Description	Date	Debit Amt
Common Stock	7/1/09	5,000
Common Stock	7/1/09	5,000
Common Stock	7/1/09	5,000
Common Stock	7/3/09	24,600
Common Stock	7/3/09	10,000
Common Stock	7/6/09	7,700
Common Stock	7/8/09	5,000
Common Stock	7/8/09	5,000
Common Stock	7/9/09	5,000
Common Stock	7/10/09	7,500
Common Stock	7/13/09	5,000
Common Stock	7/17/09	15,000
Common Stock	7/29/09	5,000
Common Stock	7/30/09	10,000
Common Stock	8/5/09	10,000
Common Stock	8/6/09	5,000
Common Stock	8/12/09	5,000
Common Stock	8/12/09	5,000
Common Stock	8/14/09	10,000
Common Stock	8/20/09	5,000
Common Stock	8/24/09	9,500
Common Stock	9/2/09	5,000
Common Stock	9/22/09	5,000

Shares issued subsequent to 6/30/09		174,300

Shares at 6/30/09		31,319,877

TOTAL SHARES ISSUED THROUGH 10/12/09		31,494,177

Outstanding Warrants and Options as of October 12, 2009:

	Number of shares
	Outstanding	Exercisable
Outstanding, December 31, 2008	2,191,810	2,171,810
Granted	-	20,000
Exercised	-	-
Expired	-	-
Outstanding June 30, 2009	2,191,810	2,191,810

(no options/warrants have been issued since 6/30/09.)

Options remaining to be issued from 2008 Stock Compensation Plan:

2008 Stock Compensation Plan	477,017

2.4 None

2.5 None

2.6 None

2.7 None

2.8 None

2.9 None

2.10 None

2.11 ICE Corporation of Manhattan, KS manufactures DMax, CMax, RMax units for Mirenco, Inc.

2.12 None

2.13

Notes Issued
to Dwayne Fosseen

47,000.00
50,000.00
97,000.00

Terms: 9% interest paid quarterly,
principal paid in one balloon
payment on third anniversary.

Note Issued
shareholder

10,000.00

Terms: 9% interest paid quarterly,
principal paid in one balloon
payment, due next year.

2.14 None

2.15 None

2.16  Mortgage with Security State Bank, Radcliffe, Iowa $300,000

2.17 None

2.18 None

2.19 (k) See 2.13 above

2.20 None

2.21 None

2.22 None

2.23 None

2.24 None

2.25 None

2.26 None

#1722863