Form 10-K
period 2009-12-31
MIRENCO INC
filed 2010-04-15
CIK 1041609

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

T ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No o

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes   o   No    o

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

Large accelerated filer ☐    Accelerated filer ☐

Non-accelerated filer   ☐    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes o No X

As of June 30, 2009, we had 14,051,695 shares held by persons not considered affiliates of the company.  The closing price on that date was $.08 for an aggregate market value of shares held by non-affiliates of $1,124,136.

 The number of shares of registrant’s common stock outstanding, as of April 13, 2009 was 31,494,177.

.

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

       Such forward-looking statements are based on current expectations, estimates and projections about the Company's business, based on management's current beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", believes", "plans", "seeks", "estimates", and similar expressions or variations of these words are intended to identify such forward-looking statements. Additionally, statements that refer to the Company's estimated or anticipated future results, sales or marketing strategies, new product development or performance or other non-historical facts are forward-looking and reflect the Company's current perspective based on existing information. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those that may be included in this annual report as well as previous public filings with the Securities and Exchange Commission. The discussion of the Company's financial condition and results of operations included in Item 7 should also be read in conjunction with the financial statements and related notes included in Item 8 of this annual report. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

 (2) Marketing methods

Our strategy is to market and sell our products primarily through third party distributors and to a lesser extent through direct sales.  For the year ended December 31, 2009, sales through third party distributors accounted for 36% of our sales.  As disclosed in an 8-K dated January 15, 2009, we have entered into a distributor agreement with Whayne Supply Company.  We expect that Whayne will be the exclusive distributor for our Diesel Evaluation Procedure (MDEP), Fuel Tracker, data base management and related services for off-road, heavy equipment and on-highway vehicles and equipment markets throughout the United States and Canada.  We believe that our relationship with Wayne will bring value to Mirenco by providing exposure to 60 Caterpillar dealers and their customers across the US and Canada.  Revenues during 2009 fell below the Company’s expectations and Whayne Supply did not meet the minimum sales requirements defined in the contract, however, we feel that 2009 sales were significantly impacted by the financial crisis and economic downturn.  We believe that our continued relationship with Whayne will significantly improve the Company’s revenues in the future.  The Company is currently renegotiating the terms of our contract with Whayne.

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

The following patent applications have been filed by Dwayne Fosseen and are currently pending in the patent office:

1.

 Application 12/130,098 for Fuel Tracking System; filed May 30, 2008.

The following patents have been issued, with ownership as described below:

1.

US Patent No. 6,845,314 for Method and Apparatus for Remote Communication of Vehicle Combustion Performance Parameters; Issued 1/18/2005; Valid until 1/2/2030  (assuming maintenance fees are paid); owned by Mirenco.

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

6.

We currently own the registered trademark for Mirenco, issued October 6, 2009.

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

 (8) Research and development

The Company expenses research and development costs as incurred, classifying them as operating expenses. Such costs include certain prototype products, test parts, consulting fees, and costs incurred with third parties to determine the feasibility of products. Costs incurred for research and development were $58,064 and $67,388 for 2009 and 2008, respectively.

(9) Employees

As of December 31, 2009 and April 13, 2010, we had 10 fulltime employees, respectively.  There have been no management-labor disputes, and we are not a party to any collective bargaining agreement.

ITEM 1(A).  Risk Factors

N/A

ITEM 2. Properties

Mirenco, Inc. owns a 21,600 square foot office, warehouse and distribution facility located in Radcliffe, Iowa. The building is located on 1.2 acres of land.

In addition, Mirenco, Inc. rents an adjacent shop building on a month to month basis for $800 per month, from an officer and stockholder.

ITEM 3. Legal Proceedings

None.

PART II

ITEM 4.   (Removed)

ITEM 5.   Market for Common Equity and Related Stockholder Matters

(a) Market Information

Mirenco, Inc. common stock is traded on the over-the-counter "bulletin board" market under the symbol "MREO.OB".

Price Range of Common Stock

The following table sets forth the high and low sale prices of the Company's common stock as obtained from the Quotes tab at the Internet site www.otcbb.com. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Fiscal 2009		Fiscal 2008
Quarter Ended	High	Low	High	Low
31-Mar	0.30	0.12	0.23	0.13
30-Jun	0.35	0.08	0.65	0.22
30-Sep	0.20	0.08	0.30	0.15
31-Dec	0.15	0.02	0.25	0.06

 (b) Approximate Number of Equity Security Holders

Approximate Number
of record holders
Title of Class	as of April 12, 2010- -

Common Stock, No Par Value	4,000

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,195,810	$0.98	473,017
Equity compensation plans not approved by security holders	0	0	0
	2,195,810	$0.98	473,017
Total

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

Mirenco determined its markets to be segmented into eight groups:

1.

Metropolitan Transit Authorities

2.

Bus Manufacturers

3.

Mining Operations

4.

School Buses

5.

Government Entities

6.

Over-the Road Transportation Companies

7.

Company Owned Fleets

8.

Other (Construction, Agriculture, etc.)

During 2008 and 2009 due to increased regulation and economic issues, Mirenco recognized the growing importance of tailpipe emissions control and the cost of vehicle operation.  We believe that market attention to tailpipe emissions and demand for “green technologies” such as our DriverMax technology and our Mirenco Diesel Evaluation Procedure methodology will increase due to our distributor contract with Whayne Supply (“Whayne”), a Caterpillar dealer in Kentucky.  As stated in our agreement with Whayne, we expect that Whayne will be the exclusive distributor for our Diesel Evaluation Procedure (MDEP), Fuel Tracker, data base management and related services for off-road, heavy equipment and on-highway vehicles and equipment markets throughout the United States and Canada.  We believe that our relationship with Wayne will bring value to Mirenco by providing exposure to 60 Caterpillar dealers and their customers across the US and Canada. Revenues during 2009 fell below the Company’s expectations and Whayne Supply did not meet the minimum sales requirements defined in the contract, however, we feel that 2009 sales were significantly impacted by the financial crisis and economic downturn that followed.  We believe that our continued relationship with Whayne will significantly improve the Company’s revenues in the future.  The Company is currently renegotiating the terms of our contract with WhayneMirenco continues to develop its data base as a significant component to its Mirenco Diesel Evaluation Procedure.  With over 1,000,000 data points and a growing number of engines involved, the Program allows for a comparison of like engines to determine commonalities which are useful in recommended maintenance and technology application.

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

Results of Operations

Sales decreased  $508,481 in the year ended December 31, 2009 compared to the same period for 2008. During 2009, we continued to focus management and other resources on developing our products and relationships with distributors.  Our sales were greatly impacted by the downturn in the economy.

During 2009, we continued developing the sales strategy founded upon collecting emissions data before and after the use of our products and providing continuing emission testing services of our installed products.  In addition, the Company believes the development of a database cataloguing the results of testing without the use of Mirenco’s products has provided a source of information for customers for determining the need, and in some cases, the nature of maintenance needed.  Total cost of sales was approximately 76% of total revenue in 2009 compared to 48% of total revenue in 2008.   Operating expenses in 2009 decreased  $158,150 from 2008. The decrease is attributable reducing staff and efforts to keep costs to a minimum.

Royalty expense for each of the years ended December 31, 2009 and 2008 was 3% of sales calculated per the patent purchase agreement with American Technologies.

Our net loss increased from $374,142 in 2008 to $578,492 in 2009 as a result of decreased revenues.

Liquidity and Capital Resources

We have not yet commenced generating substantial revenue. The Company expects to incur losses until we are able to generate sufficient income and cash flows to meet operating expenditures and other requirements.

As of December 31, 2009, the Company had total current assets of $117,897 and current liabilities of $417,960, resulting in a working capital deficit of ($300,063).  The Company’s available sources for generating cash for working capital have been through the issuance of common stock, preferred stock and notes payable and, eventually, we expect that working capital will be available through the development of profitable operations.

The Company’s future capital requirements will depend on many factors, including expansion of our business; increased sales of both services and products, development of our database to increase services to our clients, new revenue resources and administrative expense.  We do not expect to expand our facilities during 2010.

Effective January 4, 2008, the Company obtained a bridge loan of $50,000 which was due February 15, 2008, plus accrued interest at 5.15%. In addition, effective January 18, 2008, the Company obtained a line of credit that calls for maximum borrowings of $301,500. The line bears interest at 8% per annum and is due January 18, 2018. As of the date of these financial statements, aggregate draws of $335,000 have been made against the line of credit and the bridge loan plus accrued interest was repaid from proceeds of the line of credit in January, 2009. There are no restrictive covenants on this credit.  The outstanding balance as of December 31, 2009 is $284,208.

Cash Flows for the Years Ended December 31, 2009 and 2008

Net cash used in operating activities for the years ended December 31, 2009 and 2008 was $416,397 and $373,464, respectively.

Net cash used in investing activities for the years ended December 31, 2009 and 2008 was $921 and $34,859, respectively. Investing activities in 2009 consisted of the capitalization of patent expense and the purchase of new computer equipment. Net cash provided by financing activities for the year ended December 31, 2009 was $330,567 compared to $492,193 provided by financing activities for the year ended December 31, 2008. Equity and borrowed funds from stockholders and others were obtained in the year ended December 31, 2009. Principal payments on long-term debt were made in both years.

Summary of Significant Accounting Policies

Inventories.  Inventories, consisting of purchased finished goods ready for sale, are stated at the lower of cost (as determined by the first-in, first-out method) or market. We evaluate our inventory value at the end of each quarter to ensure that actively moving inventory, when viewed by category, is carried at the lower of cost or market. In addition, we maintain a reserve for the estimated value associated with damaged, excess or obsolete inventory. The reserve generally includes inventory that has turn days in excess of 365 days, or discontinued items. At December 31, 2009, our inventory reserve amounted to $54,323.

Accounts Receivable.  Accounts receivable are stated at estimated net realizable value.  Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts. In determining collectability, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances. We use the direct write-off method for accounts receivable that are determined to be uncollectable and believe there is no material difference in this method from the allowance method.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has incurred and may continue to incur net losses in the future. The Company has a working capital deficit of ($300,063) and accumulated deficit of ($12,910,947) as of December 31, 2009; and if revenues do not increase substantially in the near future, additional sources of funds will be needed to maintain operations.  These matters give rise to substantial doubt about the Company’s ability to continue as a going concern.

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

 ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

N/A

ITEM 8. Financial Statements and Supplementary Data

Financial Statements and Report of Independent Registered Public Accounting Firm

Mirenco, Inc.

December 31, 2009 and 2008

C O N T E N T S
Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	18

FINANCIAL STATEMENTS

BALANCE SHEETS	19
STATEMENTS OF OPERATIONS	20
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY	21
STATEMENTS OF CASH FLOWS	22
NOTES TO FINANCIAL STATEMENTS	23

REPORT OF INDEPENDENT

REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

MIRENCO, Inc.

We have audited the accompanying balance sheets of MIRENCO, Inc. as of December 31, 2009 and 2008, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MIRENCO, Inc. as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note B, the Company incurred net losses of $578,492 and $374,142 during the years ended December 31, 2008 and 2009.  This, among others factors, as discussed in Note B to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note B.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stark Winter Schenkein & Co., LLP

Denver, Colorado

April 13, 2010

MIRENCO, INC.
BALANCE SHEET
December 31, 2009

ASSETS	2009	2008
CURRENT ASSETS
Cash and cash equivalents	$ 6,857	$ 93,608
Accounts receivable	22,453	72,015
Inventories, net	87,019	102,251
Prepaid expense	1,568	1,546
Total current assets	117,897	269,420

PROPERTY AND EQUIPMENT, net of accumulated depreciation	445,599	473,382

PATENTS AND TRADEMARKS, net of accumulated amortization	12,364	14,444
	$ 575,860	$ 757,246

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of note payable	$ 37,521	$ 15,111
Accounts payable	280,655	216,521
Accrued expenses	30,175	24,663
Due to officers	44,110	85,420
Other current liabilities	12,000	12,000
Dividends on convertible redeemable preferred stock	3,499	2,406
Notes payable to related parties	10,000	40,000
Total current liabilities	417,960	396,121

NOTE PAYABLE, less current portion	513,484	209,592

CONVERTIBLE NOTES PAYABLE TO RELATED PARTIES		-
Related Party	97,000
Other	100,000
SHARES SUBJECT TO MANDITORY REDEMPTION	18,256	18,256

STOCKHOLDERS' EQUITY
Common stock, no par value: 100,000,000 shares authorized,
31,494,177 shares issued and outstanding	10,822,153	10,750,778
Preferred stock, no stated value: 50,000,000 shares authorized,
no shares outstanding	-	-
Additional paid-in capital	1,714,954	1,714,954
Accumulated (deficit)	(12,910,947)	(12,332,455)
TOTAL CAPITAL	(373,840)	133,277
TOTAL LIABILITIES AND CAPITAL	$ 575,860	$ 757,246
The accompanying notes are an integral part of these financial statements.

MIRENCO, INC.
STATEMENTS OF OPERATIONS
Year ended December 31,

	2009	2008

Sales	$ 336,724	$ 845,205

Cost of sales	256,927	409,102

Gross profit	79,797	436,104

Salaries and wages	386,189	507,339
Royalty expenses	10,102	25,356
Advertising	130	1,685
Other general and administrative expenses	229,420	249,611

	625,841	783,991

(Loss) from operations	(546,044)	(347,888)

Other income (expense)
Interest income	3	4
Gain from settlement of accounts payable
Interest expense	(32,451)	(26,258)
	(32,448)	(26,254)

NET (LOSS)	(578,492)	(374,142)

Net (loss) per share available for common
shareholders - basic and diluted	(0.02)	(0.01)

Weighted-average shares outstanding -
basic and diluted	31,274,961	30,068,146
The accompanying notes are an integral part of these financial statements.

MIRENCO, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance January 1, 2008	27,258,284	$10,245,781	$1,714,954	$(11,958,313)	$ 2,422

Issuance of stock for notes
payable and accrued interest	520,121	78,018	-	-	78,018

Cashless exercise of warrants for
payable to share holder	404,000	60,600	-	-	60,600

Issuance of stock for cash	2,233,334	335,000	-	-	335,000

Non Cash Compensation	522,983	31,379	-	-	31,379

Net ( loss)	-	-	-	(374,142)	(374,142)

Balance December 31, 2008	30,938,722	10,750,778	1,714,954	(12,332,455)	133,277

Issuance of stock for notes
payable and accrued interest	197,875	35,617	-	-	35,617

Issuance of stock for cash	357,580	35,758	-	-	35,758

Net ( loss)	-	-	-	(578,492)	(578,492)

Balance December 31, 2009	31,494,177	$ 10,822,154	$1,714,954	$ (12,910,947)	$ (373,839)

The accompanying notes are an integral part of these financial statements

MIRENCO, INC.
STATEMENTS OF CASH FLOWS
Years ended December 31,

	2009	2008
Cash flows from operating activities
Net (loss)	$ (578,492)	$ (374,142)
Adjustments to reconcile net (loss) to net cash
and cash equivalents (used in) operating activities:
Depreciation and amortization	30,784	27,410
Dividends	1,093	1,159
Stock compensation	-	57,385
(Increase) decrease in assets
Accounts receivable	49,562	(17,157)
Inventories	15,232	828
Other	(22)	630
Increase (decrease) in liabilities
Accounts payable	64,134	(53,563)
Due officers and affiliates	(5,693)	(6,671)
Accrued expenses	7,005	(9,343)
Net cash (used in) operating activities	(416,397)	(373,464)

Cash flows from investing activities
Purchase of property and equipment	(921)	(31,641)
Capitalization of patent expense	-	(3,218)
Net cash (used in) investing activities	(921)	(34,859)

Cash flows from financing activities
Proceeds from issuance of common stock for cash	35,758	335,000
Proceeds long-term debt	332,000	250,000
Principal payments on long-term debt:
Banks and others	(37,191)	(92,807)
Net cash provided by financing activities	330,567	492,193

Increase (decrease) in cash and cash equivalents	(86,751)	83,869

Cash and cash equivalents, beginning of year	93,608	9,738

Cash and cash equivalents, end of year	$ 6,857	$ 93,608

Supplementary disclosure of cash flow information:
Cash paid during the year for interest	$ 32,451	$ 22,342
Cash paid during the year for income taxes	$ -	$ -
Supplementary disclosure of significant non-cash and
financing and investing activities:
Common stock issued for debt and accrued interest
to related parties	$ 35,617	$ 78,018
Warrant exercise for account payable to shareholder	$ -	$ 60,600

The accompanying notes are an integral part of these financial statements.

MIRENCO, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2009 and 2008

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

Revenue is recognized from sales when a product is shipped and from services when they are performed.   During 2009, revenues from products were $144,953 compared to $301,328 in 2008.  Revenues from services were $191,771 and $543,877 in 2009 and 2008, respectively.

 4.

Accounts Receivable

Accounts receivable are stated at estimated net realizable value.  Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts. In determining collectability, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances.

5.

Inventories

Inventories, consisting of purchased finished goods ready for sale, are stated at the lower of cost (as determined by the first-in, first-out method) or market. We evaluate our inventory value at the end of each quarter to ensure that actively moving inventory, when viewed by category, is carried at the lower of cost or market. In addition, we maintain a reserve for the estimated value associated with damaged, excess or obsolete inventory. The reserve generally includes inventory that has turn days in excess of 365 days, or discontinued items. At December 31, 2009 and 2008, our inventory reserve amounted to $54,323 and $54,323, respectively.

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

7.

Patents and Trademarks

Patents and trademarks will be amortized on the straight-line method over their remaining legal lives of 7 years as of December 31, 2009.  The Company recorded patent amortization expense of $2,080 and $2,592, respectively, in 2009 and 2008.

8.

Property and Equipment

Property and equipment are stated at cost.  The Company provides for depreciation on the straight-line method over the estimated useful lives of 3 years for computer equipment, 5 years for manufacturing and test equipment and other equipment, and 39 years for buildings.

9.

Impairment of Long-Lived Assets

The carrying value of long-lived assets is reviewed on a regular basis for the existence of facts and circumstances that suggest impairment. During 2009 and 2008, no material impairment has been indicated. Should there be an impairment, in the future, the Company will measure the amount of the impairment based on the amount that the carrying value of the impaired assets exceeds its fair value.

10.

Stock-Based Compensation

The Company accounts for equity instruments issued to employees for services based on the fair value of the equity instruments issued and accounts for equity instruments issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

The Company accounts for stock based compensation in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 718 Compensation – Stock Compensation.  This statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based transactions.

11.

Net Loss Per Share

The Company calculates net income (loss) per share as required by ASC Subtopic 260, Earnings per Share. Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses common stock equivalents, if any, are not considered, as their effect would be anti dilutive.

12.

Fair Value of Financial Instruments

In accordance with ASC Subtopic 825, Financial Instruments, fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2009 and 2008. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.

The carrying value of the Company’s long-term debt approximated its fair value based on the current market conditions for similar debt instruments.

13.

Royalty Expense

Royalty expense is recorded and paid based upon the sale of products, services, and rights related to patents according to a contractual agreement (see Note J).

14.

Advertising

Advertising costs are charged to expense as incurred and were $130 and $1,244 for the years ended December 31, 2009 and 2008, respectively.

15.  Software Development Costs

In connection with the development of software, the Company will incur external costs for software, and consulting services, and internal costs for payroll and related expenses of its technology employees directly involved in the development. Purchased software costs will be capitalized in accordance with ASC Subtopic 350, Internal Use Software. All other costs will be reviewed for determination of whether capitalization or expense as product development cost is appropriate in accordance with ASC 350.

16.  Research and Development

The Company expenses research and development costs as incurred, in accordance with ASC Subtopic 730, Research and Development.  Such costs include certain prototype products, test parts, consulting fees, and costs incurred with third parties to determine feasibility of products.  Costs incurred for research and development were $58,064 and $67,388  in 2009 and 2008, respectively.

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

18. Segment Information

The Company follows ASC Subtopic 280, Segment Reporting, (“ASC 280”). Certain information is disclosed, per ASC 280, based on the way management organizes financial information for making operating decisions and assessing performance. The Company currently operates in a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

19.  Recent Pronouncements

Effective July 1, 2009, the Company adopted the FASB Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the

Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

Effective January 1, 2009, the Company adopted FASB ASC 820-10, Fair Value Measurements and Disclosures – Overall (“ASC 820-10”) with respect to its financial assets and liabilities. In February 2009, the FASB issued updated guidance related to fair value measurements, which is included in the Codification in ASC 820-10-55, Fair Value Measurements and Disclosures – Overall – Implementation Guidance and Illustrations. The updated guidance provided a one year deferral of the effective date of ASC 820-10 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company adopted the provisions of ASC 820-10 for non-financial assets and non-financial liabilities effective January 1, 2009, and such adoption did not have a material impact on the Company’s consolidated results of operations or financial condition.

Effective April 1, 2009, the Company adopted FASB ASC 820-10-65, Fair Value Measurements and Disclosures – Overall – Transition and Open Effective Date Information (“ASC 820-10-65”). ASC 820-10-65 provides additional guidance for estimating fair value in accordance with ASC 820-10 when the volume and level of activity for an asset or liability have significantly decreased. ASC 820-10-65 also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of ASC 820-10-65 did not have an impact on the Company’s consolidated results of operations or financial condition.

Effective April 1, 2009, the Company adopted FASB ASC 825-10-65, Financial Instruments – Overall – Transition and Open Effective Date Information (“ASC 825-10-65”). ASC 825-10-65 amends ASC 825-10 to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends ASC 270-10 to require those disclosures in all interim financial statements. The adoption of ASC 825-10-65 did not have a material impact on the Company’s consolidated results of operations or financial condition.

Effective April 1, 2009, the Company adopted FASB ASC 855-10, Subsequent Events – Overall (“ASC 855-10”). ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. Adoption of ASC 855-10 did not have a material impact on the Company’s consolidated results of operations or financial condition. The Company has evaluated subsequent events through November 30, 2009, the date the financial statements were issued.

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s consolidated results of operations or financial condition.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB ASC Topic 605, Revenue Recognition) (“ASU 2009-13”) and ASU 2009-14, Certain Arrangements That Include Software Elements, (amendments to FASB ASC Topic 985, Software) (“ASU 2009-14”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect adoption of ASU 2009-13 or ASU 2009-14 to have a material impact on the Company’s consolidated results of operations or financial condition.

There were various other accounting standards and interpretations issued during 2009 and 2008, none of which are expected to a have a material impact on the Company's financial position, operations or cash flows.

20. Reclassifications

Certain reclassifications have been made to the prior year financial statements, in order to conform to the current year presentation.

NOTE B - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has incurred and may continue to incur net losses in the future. Net losses for the years ended December 31, 2009 and 2008 were ($578,492) and ($374,142) respectively, and the company had a working capital deficit of ($300,063) and an accumulated deficit of ($12,910,947) at December 31, 2009. If revenues do not increase substantially in the near future, additional sources of funds will be needed to maintain operations.  These matters give rise to substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2009 and 2008:

2009: PROPERTY AND EQUIPMENT
Land and building	$ 569,748
Manufacturing and test equipment	85,799
Furniture and fixtures	40,100
Computer equipment	113,802
Other equipment	82,579
Tool and die	29,025
Total	921,053
Less accumulated depreciation	(475,454)
Net	$ 445,599

2008: PROPERTY AND EQUIPMENT
Land and building	$ 569,747
Manufacturing and test equipment	85,799
Furniture and Fixtures	40,100
Computer equipment	112,882
Other equipment	82,579
Tool and die	29,025
Total	920,132
Less accumulated depreciation	(446,750)
Net	$ 473,382

The Company recorded $28,704 and $24,818 respectively, of depreciation expense for the years ended December 31, 2009 and 2008.  The building is collateral on the SSB notes payable.

NOTE D - ACCRUED EXPENSES

Accrued expenses consisted of the following at December 31, 2009:

ACCRUED EXPENSES
Royalty	$ 1,026
Payroll and payroll taxes	24,159
Other	4,990
$ 30,175

Accrued expenses consisted of the following at December 31, 2008:

ACCRUED EXPENSES
Royalty	$ 6,622
Payroll and payroll taxes	17,954
Other	87
$ 24,663

NOTE E - NOTES PAYABLE

Notes payable consisted of the following at December 31, 2009:

		Current	Long-term
	Total	Portion	Portion
Note payable to bank in monthly installments of
$1,505 including principal and variable interest,
currently 6.00%, guaranteed by stockholder,
guaranteed by Small Business Administration	$ 69,797	$ 15,248	$ 54,549

Note payable to bank in monthly installments of
$3,659, including principal and interest at 8%.
	284,208	22,273	261,935

	$ 354,005	$ 37,521	$ 316,484

Effective January 4, 2008, the Company obtained a bridge loan of $50,000 which was due February 15, 2008, plus accrued interest at 5.15%. In addition, effective January 18, 2008, the Company obtained a line of credit that calls for maximum borrowings of $301,500. The line bears interest at 8% per annum and is due January 18, 2018. As of the date of these financial statements, aggregate draws of $335,000 have been made against the line of credit and the bridge loan plus accrued interest was repaid from proceeds of the line of credit in January, 2008. There are no restrictive covenants on this line of credit.  The outstanding balance as of December 31, 2008 is $284,208.   The building is collateral on the note.

Maturities of notes payable are as follows:

2010	$ 45,302	2011	$ 39,240	2012	$ 239,164
2013	$ 45,309	2014	$ 39,461	Thereafter	$ 152,529

Notes payable to related parties consisted of the following a December 31, 2009:

		Current	Long-term
	Total	Portion	Portion

Notes payable to investor, 9% interest payable
quarterly, principal due in July 2010	$ 10,000	$_10,000	$ -

Notes payable convertible at any time at the holder’s option into such number of the Company’s common shares based on the conversion price as defined.

Convertible Notes Payable to related party, 9% interest payable

quarterly, principal due in July, 2012	$ 97,000	-	$ 47,000

Convertible Note Payable, 12% interest payable
quarterly, principal due in October, 2012	$100,000	-	$100,000

NOTE F - CONCENTRATION OF CUSTOMERS

At December 31, 2009, the Company had 5 customers who accounted for 85% of sales and 2 customers who accounted for 91% of accounts receivable. At December 31, 2008, the Company had 3 customers who accounted for 65% of 2008 sales and 6 customers who accounted for 96% of accounts receivable.

	2009 Sales	Percent of Sales
Customer A	$ 19,784	6%
Customer B	33,984	10%
Customer C	48,477	14%
Customer D	62,495	19%
Customer E	120,083	36%
	$ 284,823	85%

NOTE G - INCOME TAXES

The Company accounts for income taxes under ASC Subtopic 740, Income Taxes, which requires use of the liability method, which provides that deferred tax assets and liabilities are recorded based on the differences between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.  Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes.  The sources and tax effects of the differences are as follows:

Income tax provision at federal statutory rate	34%
Effect of Net Operating Losses	(34%)
---%

As of December 31, 2009, the Company has a net operating loss carryforward of approximately $9,184,000.  This loss carryforward will be available to offset future taxable income.  If not used, this carryforward will expire through 2029.  The deferred tax asset of approximately $3,327,000 relating to the operating loss carryforward has been fully reserved as of December 31, 2009.  The increase the valuation allowance related to the deferred tax asset was approximately $206,000 during 2009.  The principal differences between the accumulated deficit for income tax purposes and for financial reporting purposes is related to stock based compensation and depreciation expense.

NOTE H - RELATED PARTY TRANSACTIONS

In 2009 and 2008, the Company incurred annual rent expense in the amount of $9,600 payable to an officer and majority stockholder, which is included in due to officers and affiliates at December 31, 2009 and 2008. Payments to related parties in 2009 and 2008 amounted to $18,240 and $902, respectively, for interest. During 2009, the Company issued 197,875 shares of common stock at $.18 per share, which were issued for debt and accrued interest payable to related parties of $35,617.  During 2008, the Company issued 520,121 shares of common stock  at $.10 per share, which were issued for debt and accrued interest payable to related parties of $10,000 and $42,012, respectively. Non-cash stock compensation of $26,006 was recognized in connection with this stock issuance, for the difference between the excess fair market value of the stock over the debt retired.  Also during 2008, 404,000 warrants were exercised at $.15 per share totaling $60,600, in exchange for amounts due to a former officer.  At December 31, 2009 and 2008, the Company owed an officer and majority shareholder $44,110 and $67,342, respectively, for salary and past expenses paid on behalf of the Company. During 2009, expenses were incurred in the amount of $36,525 and repayments of $77,924, with $42,308 paid in cash and $35,617 converted into stock, were made to this individual.

The Company has an agreement that provides for royalty payments in the amount of 3% of gross sales (including product sales, service revenues, and all revenues from sales of patent rights) for the 20 years which began November 1, 1999.  This agreement can be terminated by the seller if the Company fails to make the above payments or becomes insolvent.  The Company incurred royalty expense to a company partially owned by the majority stockholder of the Company for the years ended December 31, 2009 and 2008, in the amounts of $10,102 and $25,356 respectively.

NOTE I - COMMON STOCK OPTIONS AND WARRANTS

Options

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

During 2009 the Company granted 4,000 options as shown below.  Of these, 4,000 options were issued to directors to purchase common stock at $.12 per share.  There options are exercisable at those prices until Janary 31, 2018.  The options are fully vested.  An additional 20,000 options granted in 2007 became fully vested in 2009.  No compensation costs have been recorded in conjunction with the issuances of the options.

			Weighted-
			average
			exercise
	Number of shares		price
	Outstanding	Exercisable	per share
Outstanding, January 1, 2008	3,333,210	3,293,210	$ 1.23
Granted	12,000	32,000	0.18
Exercised	(404,000)	(404,000)	0.15
Expired	(749,400)	(749,400)	3.04
Outstanding, December 31, 2008	2,191,810	2,171,810	1.01
Granted	4,000	24,000	0.23
Exercised	-	-	-
Expired	-	-	-
Outstanding, December 31, 2009	2,195,810	2,195,810	$ 0.98

2009 Compensatory Stock Options and Warrants

Options outstanding				Options exercisable

Weighted-average
Range of	Number	remaining	Weighted-average	Number	Weighted-average
exercise prices	outstanding	contractual life	exercise price	exercisable	exercise price
$0.12-$5.00	2,195,810	4.38	$ 0.98	2,195,810	$ 0.98

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

The share-based payment is based on the fair value of the outstanding options amortized over the requisite period of service for option holders, which is generally the vesting period of the options.  The fair value of the warrants is based on the Black Scholes Pricing Model using the following assumptions:

	Years Ended December 31,
	2009	2008

Employee Stock Option Plans
Expected term (in years)	10	8
Volatility	436%	437%
Risk-free interest rate	4.52%	4.61%
Expected dividend yield	0%	0%

The total aggregate intrinsic value of options exercised during the years ended December 31, 2009 and 2008 was $0 and $0 respectively.

NOTE J - STOCKHOLDERS' EQUITY (DEFICIT)

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

During 2009, the Company issued 197,875 shares of common stock at $.15 per share, which was issued for debt payable to a related party of $35,617.  Also during 2009, 357,580 shares of common stock were issued at $.10 per share for cash of $35,758.  These shares were sold during June, July, and August.

NOTE K – REDEEMABLE, CONVERTIBLE PREFERRED STOCK

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

NOTE L– SUBSEQUENT EVENTS

Three convertible notes due to a related party were entered into during the first quarter of 2010.  The first on January 4, 2010 with the principal amount of $60,000, on February 1, 2010 a note with the principal amount of $52,500 and on March 1, 2010 a note with the principal amount of $67,000.  All three notes are due in three years, with interest paid quarterly and contain the option to convert to common stock at any point during that three year period. All material subsequent events from the balance sheet date of December 31, 2009 through April 14, 2010 have been disclosed above.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

ITEM 9A(T). Controls and procedures

(a)           Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information  required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, our principal  executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2009.

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

(b)          Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our management team will continue to evaluate our internal control over financial reporting throughout 2010.

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

 Management performed this evaluation as of December 31, 2009.  As a result of this evaluation, management concluded that we maintained effective internal control over financial reporting as of December 31, 2009.

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

ITEM 9 B. Other Information Required to be Reported on Form 8-K

None

PART III

ITEM 10. Directors, Executive Officers and Those Charged with Corporate Governance

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

Dwayne L. Fosseen, age 64, is founder, Chief Executive Officer, Chairman of the Board of Directors, and Principal (controlling) Stockholder of Mirenco, Inc. Mr. Fosseen has been CEO and a director of the Company since its inception.  Mr. Fosseen has personally been involved in major projects with the U.S. Department of Agriculture, the U.S. Department of Energy, the Iowa Corn Growers Board, the National BioDiesel Board and the Iowa Soybean Promotions Board. Mr. Fosseen has over 15 years' experience in the field of heavy-duty engines and has directed major EPA testing efforts at Ortech Corporation, an international emissions testing company.

Director Tim Neugent, age 60, is a graduate of Marquette University and is currently Vice President of and COO of Powerfilm Solar of Ames, Iowa.  Previously he was Director of American Auto Finance and has owned and operated several companies in Central Iowa.  Mr. Neugent brings valuable business and marketing expertise to the Board of Directors.

Merlin Hanson, age 70, Director, is a Certified Public Accountant and a graduate of the University of Minnesota.  Mr. Hanson is a retired partner with McGladrey and Pullen with over 35 years with the firm.  Mr. Hanson also serves on the board of Powerfilm Solar of Ames, Iowa  as Chairman of the Board and Chairman of the Audit Committee and also serves on the board of Emerging Growth Group as a director.  In the past, Mr. Hanson served as the Chairman of the Board for Goodwill Industries, International.  Mr. Hanson is currently employed by Direct Communications Incorporated.

Don D. Williams, age 75, a lifelong resident of Williams, Iowa, has been involved in the grain business and is a major producer of livestock. Mr. Williams has also been associated with real estate as a licensed associate. Mr. Williams has served as an officer of the County Farm Bureau Board, Heart of Iowa Realtors Board, and the County Compensation and Extension Board. A director of Mirenco, Inc. since June 1, 1998, Mr. Williams is also a veteran of the Korean War.

Mr. Hanson and Mr. Neugent serve on the Company’s Audit Committee.  Mr. Hanson qualifies as a financial expert with his long career as a Certified Public Accountant, with practice experience in reporting matters for publicly held companies.

Glynis M. Hendrickson, age 49, became Chief Financial Officer in February, 2007.  Mrs. Hendrickson graduated from the University of Northern Iowa in 1996.  Mrs. Hendrickson started with Mirenco, Inc. in 2005 as controller.  Mrs. Hendrickson has 8 years of accounting experience in the manufacturing industry prior to coming to Mirenco.

Daniel Bina, age 29, became Chief Operations Officer in October of 2008.  Mr. Bina holds a degree in Mechanical Engineering from Iowa State University.  Mr. Bina joined the Mirenco team in 2003 as an engineer.  Mr. Bina was promoted to Chief Engineer in 2005 and most recently promoted to Chief Operations Officer in October of 2008.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics to provide guiding principles to all of our employees. Our Code of Business Conduct and Ethics does not cover every issue that may arise, but it sets out basic principles to guide our employees and provides that all of our employees must conduct themselves accordingly and seek to avoid even the appearance of improper behavior. Our Code of Business Conduct and Ethics provides that any employee who violates our Code of Business Conduct and Ethics will be subject to disciplinary action, up to and including termination of his or her employment. Generally, our Code of Business Conduct and Ethics provides guidelines regarding:

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

AUDIT COMMITTEE

The Board of Directors has an audit committee composed of Merlin Hanson and Tim Neugent.  Mr. Hanson is considered the financial expert on the audit committee.  He is a retired partner of RSM McGladrey, a public accounting firm.

ITEM 11. Executive Compensation

The following table sets forth the compensation of the named executive officers for each of the Company's last three completed fiscal years.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Options Awarded	All Other Compensation	Total

Dwayne Fosseen, CEO	2009	$ 65,000	$ -	$ 120	$ -	$ 65,120
	2008	$ 65,000	$ -	$ 600	$ -	$ 65,600

Mr. Fosseen’s compensation is comprised of a base salary and a bonus agreement.  The bonus agreement would be based on an annual bonus pool subject to the Board of Directors determination and objective goals determined by the Board of Directors.  No bonus has been awarded to Mr. Fosseen.  Stock options are awarded to Mr. Fosseen for board meeting attendance.  These options are fully vested at the award date.

Option Grants

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS
Name (a)	Number of Securities Underlying Unexercised options (#)(b)	Option Exercise Price ($)(e)	Option Expiration Date ($)(f)
Dwayne Fosseen, CEO	1000	0.1563	1/31/2014
Dwayne Fosseen, CEO	1000	0.275	1/31/2014
Dwayne Fosseen, CEO	1000	0.375	1/31/2014
Dwayne Fosseen, CEO	1000	0.2625	1/31/2014
Dwayne Fosseen, CEO	1000	0.25	1/31/2014
Dwayne Fosseen, CEO	1000	0.2125	1/31/2014
Dwayne Fosseen, CEO	2000	0.16	1/31/2014
Dwayne Fosseen, CEO	1000	0.28	1/31/2018
Dwayne Fosseen, CEO	1000	0.12	1/31/2018

All options are fully vested when granted.

Aggregate Option Exercises and Fiscal Year-End Option Value

There were no stock options exercised during the year ended December 31, 2009, and no options were exercised during the year ended December 31, 2008.   During 2008, 404,000 warrants were exercised at $.15 per share totaling $60,600, in exchange for amounts due to a former officer.

 Compensation of Directors

The following table sets forth with respect to the directors, compensation information inclusive of equity awards and payments made for the fiscal year ended December 31, 2009:

Name	Fees Earned or Paid in Case ($)	Options Awarded	All Other Compensation	Total

Dwayne Fosseen	$ -	$ 120	$ -	$ 120
Donald Williams	$ -	$ 120	$ -	$ 120
Merlin Hanson	$ -	$ 120	$ -	$ 120
Timothy Neugent	$ -	$ 120	$ -	$ 120

Stock options are awarded to board members for board meeting attendance.  These options are fully vested at the award date.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the individuals serving on the Board of Directors, the Company’s executive officers and significant employees, and information with respect to the number of shares of the Company’s common stock beneficially owned by each of them directly or indirectly, as of December 31, 2009. The number of shares beneficially owned includes shares, if any, held in the name of the spouse, minor children, or other relatives of the individual living in his home, as well as shares, if any, held in the name of another person under an arrangement whereby the individual enjoys the right to vote or the use of the income, or whereby the individual can vest or re-vest title in himself or herself at once or at some future time.

Name, Position and Address	Amount Beneficially		Percent
of Beneficial Owner	Owned		of Class

Dwayne Fosseen, Director, Chairman of the Board	10,920,296	(a)	33.15%
and Chief Executive Officer
206 May Street
Radcliffe, IA 50230

Glynis M. Hendrickson, Secretary	76,500	(b)	0.24%
and Chief Financial Officer
206 May Street
Radcliffe, IA 50230

Don Williams, Director	420,700	(c)	1.33%
206 May Street
Radcliffe, IA 50230

Tim Neugent, Director	49,000	(d)	0.16%
206 May Street
Radcliffe, IA 50230

Merlin Hanson, Director	20,000	(e)	0.06%
206 May Street
Radcliffe, IA 50230

Daniel Bina, Chief Operating Officer	6,000	(f)	0.02%
206 May Street
Radcliffe, IA 50230

All Directors and Officers as a group
(7 persons)	11,492,496		34.74%

Robert Glace	7,211,000		22.90%

Total number of shares outstanding 12/31/08	31,494,177
Total options outstanding	525,810
Total warrants outstanding	1,646,000

Total shares, options and warrants	33,665,987

(a)

Dwayne Fosseen's beneficial ownership includes 1,443,150 shares which are acquirable pursuant to the exercise of outstanding stock options and warrants, 2,000 shares owned by family members in his household and 4,250 shares, which are acquirable pursuant to the exercise of outstanding stock options owned by his spouse.

(b)

Glynis Hendrickson’s beneficial ownership includes 76,500 shares which are acquirable pursuant to the exercise of outstanding stock options.

(c)

Don William’s beneficial ownership includes 23,000 shares, which are acquirable pursuant to the exercise of outstanding stock options.

(d)

Tim Neugent’s beneficial ownership includes 19,000 shares, which are acquirable pursuant to the exercise of outstanding stock options.

(e)

Merlin Hanson’s beneficial ownership includes 20,000 shares, which are acquirable  pursuant to the exercise of outstanding stock options.

(f) Daniel Bina’s beneficial ownership includes 6,000 shares, which are acquirable pursuant to the exercise of outstanding stock options.

(g)

The beneficial ownership of all directors and officers as a group includes 221,900 shares which are acquirable pursuant to the exercise of outstanding stock options and 1,370,000 shares which are acquirable pursuant to the exercise of outstanding warrants.

ITEM 13. Certain Relationships and Related Transactions

During 2009, the Company issued 197,875 shares of common stock at $.15 per share, which was issued for debt to related parties of $35,617.

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

The Company has an agreement that provides for royalty payments in the amount of 3% of gross sales (including product sales, service revenues, and all revenues from sales of patent rights) for 20 years, which began November 1, 1999. This agreement can be terminated by the seller if the Company fails to make the above payments or becomes insolvent. The Company incurred royalty expense to a company partially owned by the majority stockholder of the Company for the years ended December 31, 2009 and 2008 in the amounts of $10,102 and $25,356 respectively.

ITEM 14.

 PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s board of directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of Stark Winter Schenkein & Co., LLP as the Company's independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Stark Winter Schenkein & Co., LLP in 2009 and 2008 were approved by the board of directors.

Audit Fees

The aggregate fees billed for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB or Form 10-Q for 2009 and 2008 were $38,135  and $37,000 respectively, net of expenses.

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

 a)

The following documents are filed as part of this report:

1 and 2.  The following financial statements are included in Item 8 of this Annual Report:

Report of Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2009 and 2008

Statements of Operations for the years ended December 31, 2009 and 2008

Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2009 and 2008

Statements of Cash Flows for the years ended December 31, 2009 and 2008

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

10.31

2008 Common Stock Incentive Compensation Plan(incorporated by reference to the Company’s 14C filed on September 17, 2008.

10.32

Distributor Agreement with Whayne Supply, dated January 13, 2009 (incorporated by reference to the Company’s 8K filed on January 15, 2009.

* 31.1

Certification of Dwayne Fosseen, Principal Executive Officer,dated April 15, 2010, 2009 pursuant to Rule 31a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

* 31.2

Certification of Glynis Hendrickson, Principal Financial Officer,dated April 15, 2010  pursuant to Rule 31a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

* 32

Certifications of Dwayne Fosseen, Principal Executive Officer, and Glynis Hendrickson, Principal Financial Officer, dated April 15, 2010 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

•

Filed with this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mirenco, Inc.
(Registrant)

By: /s/ Glynis M. Hendrickson -------------------------------------- Glynis M. Hendrickson Principal Financial Officer and Principal Accounting Officer

Date: April 15, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Dwayne Fosseen ------------------------------------- Dwayne Fosseen Chairman of the Board, Principal Executive Officer and Director

Date: April 15, 2010

By: /s/ Don Williams ----------------------------------- Don Williams Director

Date: April 15, 2010

              By:     /s/  Timothy Neugent

                     -----------------------------------

                     Timothy Neugent

                     Director

Date: April 15, 2010

By:: /s/ Glynis M. Hendrickson -------------------------------------------- Glynis M. Hendrickson Secretary

#1821844

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

Date: April 15, 2010

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

Date: April 15, 2010

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

Date:  April 15, 2010

/s/ Dwayne Fosseen

Dwayne Fosseen

Chief Executive Officer and President

/s/ Glynis Hendrickson

Principal Financial Officer

4