Form 10-Q
period 2010-03-31
MIRENCO INC
filed 2010-05-14
CIK 1041609

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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

Yes    [   ]            No    [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  Number of Common Shares outstanding at May 12, 2010: 31,494,177.

#1722863

Index	Page
Cautionary Statement on Forward-Looking Statements
Part I. FINANCIAL INFORMATION

Item 1. Condensed Balance Sheets at March 31, 2010 (Unaudited) and
December 31, 2009	1

Condensed Statements of Operations for the three months ended March 31, 2010	2
and 2009 (Unaudited)
Condensed Statements of Cash Flows for the three months ended March 31, 2010	3
and 2009 (Unaudited)

Notes to Condensed Financial Statements (Unaudited)	4

Item 2. Management's Discussion and Analysis of Financial Condition and	9
Results of Operations

Item 4T. Controls and Procedures	14

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	16

Item 4. (Removed)	16

Item 5. Other Information	16

Item 6. Exhibits	17

SIGNATURES	18

Cautionary Statement on Forward-Looking Statements.

The discussion in this Report on Form 10-Q, including the discussion in Item 2 of PART I, contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are based on current expectations, estimates and projections about the Company’s business, based on management’s current beliefs and assumptions made by management.  Words such as “expects”, “anticipates”, “intends”, believes”, “plans”, “seeks”, “estimates”, and similar expressions or variations of these words are intended to identify such forward-looking statements.  Additionally, statements that refer to the Company’s estimated or anticipated future results, sales or marketing strategies, new product development or performance or other non-historical facts are forward-looking and reflect the Company’s current perspective based on existing information.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements.  Such risks and uncertainties include those set forth below in Item 1 as well as previous public filings with the Securities and Exchange Commission.  The discussion of the Company’s financial condition and results of operations included in Item 2 of PART I should also be read in conjunction with the financial statements and related notes included in Item 1 of PART I of this quarterly report.  These quarterly financial statements do not include all disclosures provided in the annual financial statements and should be read in conjunction with the “Risk Factors” and annual financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2009 as filed with the Commission on April 15, 2010.  The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

MIRENCO, Inc.
CONDENSED BALANCE SHEETS

ASSETS	March 31, 2010	December 31, 2009
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$ 15,083	$ 6,857
Accounts receivable	32,251	22,453
Inventories	88,918	87,019
Prepaid expenses	1,553	1,568
Total current assets	137,805	117,897
PROPERTY AND EQUIPMENT, net	438,436	445,599
PATENTS AND TRADEMARKS, net	11,859	12,364
TOTAL ASSETS	$ 588,100	$ 575,860
LIABILITIES AND STOCKHOLDERS' EQUITY (Deficit)
CURRENT LIABILITIES
Current portion of note payable	$ 36,082	$ 37,521
Accounts payable	292,151	280,655
Accrued expenses	26,759	30,175
Due to officers	46,162	44,110
Other current liabilities	12,000	12,000
Dividends on preferred redeemable shares	3,767	3,499
Notes payable to related parties	10,000	10,000
Total current liabilities	426,921	417,960

LONG TERM LIABILITIES
Notes payable, less current portion	316,827	316,484
CONVERTIBLE NOTES PAYABLE TO RELATED PARTIES
Related Party	376,500	197,000
SHARES SUBJECT TO MANDITORY REDEMPTION	18,256	18,256
Total long term liabilities	711,583	531,740
STOCKHOLDERS' (Deficit)
Preferred stock, $.01 par value, 50,000,000 shares authorized
no shares issued or outstanding	-	-
Common stock, no par value: 100,000,000 shares authorized,
31,494,177 (2010 and 2009) shares issued and outstanding	10,822,153	10,822,153
Additional paid-in capital	1,714,954	1,714,954
Accumulated (deficit)	(13,087,512)	(12,910,947)
Total stockholder's (deficit)	(550,404)	(373,840)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$ 588,100	$ 575,860

See the accompanying notes to the condensed financial statements.

MIRENCO, Inc.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months	Three Months
	Ended	Ended
	March 31, 2010	March 31, 2009

Sales	$ 30,051	$ 112,111
Cost of sales	52,448	66,565

Gross profit (loss)	(22,397)	45,546

Salaries and wages	84,326	117,865
Other general and administrative expenses	47,964	87,584

	132,290	205,449

(Loss) from operations	(154,687)	(159,903)

Other income (expense)
Interest income	1	1
Interest expense	(21,878)	(6,504)
	(21,877)	(6,503)

NET (LOSS)	$ (176,564)	$ (166,406)

Net (loss) per share available for common
shareholders - basic and diluted	(0.01)	(0.01)

Weighted-average shares outstanding -
basic and diluted	31,494,177	31,011,411

See the accompanying notes to the condensed financial statements.

MIRENCO, Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months	Three Months
	Ended	Ended
	March 31, 2010	March 31, 2009
Cash flows from operating activities
Net cash (used in) operating activities	$ (170,178)	$ (155,052)

Cash flows from investing activities
Net cash (used in) investing activities	-	-

Cash flows from financing activities
Principal payments on long-term debt:
Banks and others	(1,096)	(10,901)
Proceeds from long term borrowing	179,500	75,000
Net cash provided by financing activities	178,404	64,099

Increase (decrease) in cash and cash equivalents	8,226	(90,953)

Cash and cash equivalents, beginning of period	6,857	93,608

Cash and cash equivalents, end of period	$ 15,083	$ 2,655

Supplementary disclosure of cash flow information:
Cash paid during the period for interest	$ 6,526	$ 6,504
Cash paid during the period for taxes	$ -	$ -
Non-cash financing and investing activities:
Common stock issued for notes payable and accrued interest
payable to related parties	$ -	$ 35,618

See the accompanying notes to the condensed financial statements.

MIRENCO, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2010

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company included in the Company’s Form 10-K for the year ended December 31, 2009 as filed with the Commission on April 15, 2010.

In preparing the accompanying financial statements, the Company has evaluated all material subsequent events through the issuance date of  this quarterly report on Form 10Q.

NOTE B – INVENTORY

Inventories, consisting of purchased finished goods ready for sale, are stated at the lower of cost (as determined by the first-in, first-out method) or market. In addition, we maintain a reserve for the estimated value associated with damaged, excess or obsolete inventory. The reserve value generally includes inventory that has turn days in excess of 365 days, or discontinued items. At March 31, 2010 our inventory reserve amounted to $54,323.

NOTE C - REALIZATION OF ASSETS

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. Net loss for the three  months ended March 31, 2010 was ($176,564), and the Company had a working capital deficit of ($289,116) at March 31, 2010.  The Company has incurred net losses aggregating ($13,087,512) from  inception,  and  may continue to incur net losses in the future. If revenues do not increase substantially in the near future, additional sources of funds will be needed to maintain operations.  These matters give rise to substantial doubt about the Company’s ability to continue as a going concern.

Management and other personnel have been focused on product and service development in lieu of product marketing.  The Company’s management team has diligently explored several market segments relative to the Company’s product and service lines.  From that exploration, the Company has decided it is in its best interests to explore the use of existing, well-established distribution channels for marketing and selling the DriverMax product line.  Management also believes a large market exists for the Company’s testing services and the information provided by those services, through the Company’s business relationship with Whayne Supply, a Caterpillar dealer in Kentucky.  This exclusive contract was announced in the Company’s 8-K filing of January 15, 2009.  A combination of the products and services has been developed as a long-term program for current and potential customers, particularly in regulated markets.  Although revenues during the first quarter of 2010 fell below the Company’s expectations and Whayne Supply has not meet the minimum sales requirements defined in the contract, we feel that sales were significantly impacted by the financial crisis and economic downturn that followed.  We believe that our continued relationship with Whayne will significantly improve the Company’s revenues in the future.  The Company signed an amended exclusive agreement with  Whayne Supply Co., Inc. on April 30, 2010, which is disclosed in the Company’s 8K filing, dated May 5, 2010.  Management will focus on the Company’s efforts on the sales of products, services, and programs with sensible controls over expenses.  Management believes these steps, if successful, will improve the Company’s liquidity and operating results, allowing it to continue in existence.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

MIRENCO, Inc.

 NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2010

(unaudited)

NOTE D - STOCKHOLDERS’ EQUITY (DEFICIT)

During the three months ended March 31, 2010, the Company issued no shares of common stock.

The following summarizes the options outstanding at March 31, 2010:

COMMON STOCK OPTIONS
Weighted-
average
exercise
	Number of shares		price
	Outstanding	Exercisable	per share
Outstanding, December 31, 2009	2,195,810	2,195,810	$ 0.98
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding March 31, 2010	2,195,810	2,195,810	$ 0.98

1.

The following table summarizes information about options outstanding at March 31, 2010, under the Compensatory Stock Option Plan:

2010 Compensatory Stock Options and Warrants

Options outstanding				Options exercisable

Weighted-average
Range of	Number	remaining	Weighted-average	Number	Weighted-average
exercise prices	outstanding	contractual life	exercise price	exercisable	exercise price
$0.12-$5.00	2,195,810	4.31	$ 0.98	2,195,810	$ 0.98

MIRENCO, Inc.

 NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2010

(unaudited)

NOTE E – NOTES PAYABLE

Effective January 18, 2008, the Company obtained a line of credit that calls for maximum borrowings of $301,500. The line bears interest at 8% per annum and is due January 18, 2018. As of the date of these financial statements, aggregate draws of $335,000 have been made against the line of credit. Total payments of $47,498 have been made on this line of credit as of March 31, 2010, leaving an outstanding balance of $287,502.

Notes payable consisted of the following at March 31, 2010:

		Current	Long-term
	Total	Portion	Portion
Note payable to bank payable in monthly installments of
$1,464 including principal and variable interest,
currently 6.00%, guaranteed by stockholder,
guaranteed by Small Business Administration	$ 65,407	$14,079	$ 51,328

Note payable to bank payable in monthly installments of
$3,659, including principal and interest at 8%.
	287,502	22,003	265,499

	$ 352,909	$36,082	$ 316,827

NOTE F – NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consisted of the following at March 31, 2010:

		Current	Long-term
	Total	Portion	Portion

Note payable to investors, 9% interest payable
quarterly, principal due in July 2010	$ 10,000	$10,000	$ -

Note Payable to related party, 9% interest payable
quarterly, principal due in July, 2012	47,000	-	47,000

Note Payable to related party, 9% interest payable
quarterly, principal due in September, 2012	50,000	-	50,000

Note Payable to related party, 12% interest payable
quarterly, principal due in October, 2012	100,000	-	100,000

Note Payable to related party, 9% interest payable
quarterly, principal due in January, 2013	60,000	-	60,000

Note Payable to related party, 9% interest payable
quarterly, principal due in February, 2013	52,500	-	52,500

Note Payable to related party, 9% interest payable
quarterly, principal due in March, 2013	67,000	-	67,000

	$ 386,500	$10,000	$ 376,500

NOTE G – MAJOR CUSTOMERS

During the first three months of 2010, three major customers accounted for 93% of total sales. At March 31, 2010, two customers accounted for 93% of accounts receivable.

Sales:

A	$ 20,857	69%
B	3,600	12%
C	3,622	12%

Total Sales	$ 28,079	93%

NOTE H – REVENUES

Gross sales of $30,051, including $0 in product sales and $30,051 in sales of services were realized for the three months ended March 31, 2010.

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

NOTE K -  SUBSEQUENT EVENTS

Two convertible notes due to an employee and a related party were entered into in April 2010.  The first on April 16, 2010 with the principal amount of $57,030, on April 19, 2010 a note with the principal amount of $110,000. Both notes are due in three years, with interest paid quarterly and contain the option to convert to common stock at any point during that three year period. On April 30, 2010, the Company amended its current contract with Whayne Supply, as filed on 8-K, dated May 5, 2010.  All material subsequent events from the balance sheet date through the date of issuance of this report have been disclosed above.

NOTE L – RECENT ACCOUNTING PRONOUNCEMENTS

The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (“FASB”), the SEC, and the Emerging Issues Task Force (“EITF”), to determine the impact of new pronouncements on US GAAP and the impact on the Company.

In accordance with ASC Subtopic 825, Financial Instruments, fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2010 and December 31, 2009. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values. The carrying value of the Company’s long-term debt approximated its fair value based on the current market conditions for similar debt instruments.

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

(2) Marketing methods

Our strategy is to market and sell our products primarily  through third party distributors and to a lesser extent through direct sales.  For the three months ended March 31, 2010, sales through distributors accounted for 69% of our sales.  As disclosed in an 8-K dated January 15, 2009, we have entered into a distributor agreement with Whayne Supply Company.  As disclosed in an 8-K dated May 5, 2010, the Company agreed to amend the distributor agreement minimum sales requirements with Whayne Supply.  We continue to expect that Whayne will be the exclusive distributor for our Diesel Evaluation Procedure (MDEP), Fuel Tracker, data base management and related services for off-road, heavy equipment and on-highway vehicles and equipment markets throughout the United States and Canada.  Although the sales results from the Whayne relationship have been slower than expected, we continue to believe that our relationship with Whayne will bring value to Mirenco by providing exposure to 60 Caterpillar dealers and their customers, across the US and Canada.  During the first three months of 2010, Whayne Supply has been developing a marketing strategy and ramping up sales efforts in the US and Canada.  We anticipate increased sales through third party distributors in the remainder of 2010.

We have incurred annual losses since inception while developing and introducing our original products and focusing management and other resources on capitalizing the Company to support future growth. Relatively high management, personnel, consulting and marketing expenditures were incurred in prior years in preparation for the commercialization of our products. We expect distribution and selling expenses to increase directly with sales increases, however, as a percentage of sales, these expenses should decline as sales increase.  It is anticipated that general and administrative expenses may increase as our business expands.

Liquidity and Capital Resources

As of March 31, 2010, the Company had total current assets of $137,805 and current liabilities of $426,921, resulting in a working capital deficit of ($289,116).  The Company’s available sources for generating cash for working capital have been through the issuance of common stock and notes payable and, eventually, we expect that working capital will be available through the development of profitable operations.

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

Effective January 18, 2008, the Company obtained a line of credit that calls for maximum borrowings of $301,500. The line bears interest at 8% per annum and is due January 18, 2018. As of the date of these financial statements, aggregate draws of $335,000 have been made against the line of credit, and payments in the amount of $47,498 have been made.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. Net loss for the three months ended March 31, 2010 was ($176,564).  The Company has incurred net losses aggregating ($13,087,512) from  inception,  and  may continue to incur net losses in the future. If revenues do not increase substantially in the near future, additional sources of funds will be needed to maintain operations.  These matters give rise to substantial doubt about the Company’s ability to continue as a going concern.

Management and other personnel have been focused on product and service development in lieu of product marketing.  The Company’s management team believes it has has diligently explored several market segments relative to the Company’s product and service lines.  From that exploration, the Company has decided it is in its best interests to explore the use of existing, well-established distribution channels for marketing and selling the DriverMax product line.  Management also believes a large market exists for the Company’s testing services and the information provided by those services through the Company’s business relationship with Whayne Supply, a Caterpillar dealer in Kentucky.  This exclusive contract was announced in the Company’s 8-K filing of January 15, 2009. As disclosed in an 8-K dated May 5, 2010, the Company agreed to amend the distributor agreement minimum sales requirements with Whayne Supply.  Although Whayne Supply has been developing a marketing strategy and ramping up sales efforts in the US and Canada, we have yet to experience an increase in  sales from the arrangement.

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

Summary of Significant Accounting Policies

Inventories.  Inventories, consisting of purchased finished goods ready for sale, are stated at the lower of cost (as determined by the first-in, first-out method) or market. We evaluate our inventory value at the end of each quarter to ensure that actively moving inventory, when viewed by category, is carried at the lower of cost or market. In addition, we maintain a reserve for the estimated value associated with damaged, excess or obsolete inventory. The reserve generally includes inventory that has turn days in excess of 365 days, or discontinued items. At March 31, 2010 our inventory reserve amounted to $54,323.

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

Results of Operations

Three months ended March 31, 2010:

Gross sales of $30,051, including $0 in product sales and $30,051 in sales of services, were realized for the three months ended March 31, 2010 and were $82,060 less than sales of $112,111 for the same period one year ago.  Although revenues during the first quarter of 2010 fell below the Company’s expectations and Whayne Supply has not meet the minimum sales requirements defined in the contract, we feel that sales were significantly impacted by the financial crisis and economic downturn that followed.  We believe that our continued relationship with Whayne will significantly improve the Company’s revenues in the future.  The Company signed an amended exclusive agreement with  Whayne Supply Co., Inc. on April 30, 2010, which is disclosed in the Company’s 8K filing, dated May 5, 2010.   Cost of sales for the three months ended March 31, 2010 was $52,448 resulting in gross loss of $(22,397), as compared to gross profit of $45,546 for the prior period, a decrease in gross profit of $67,943.  This decrease is due primarily to fewer sales compared to the sales over the same period in the prior year. In the three months ended March 31, 2010, $47,789 of employment costs were included in Cost of Sales compared to $47,821 in the corresponding period in the prior year.  Salary expense for the three months ended March 31, 2010 was $84,326 compared to $117,866 in the corresponding period in the prior year.  After accounting for the employment costs included in cost of sales, salaries decreased by $33,572.   This is primarily due to the reduction of staff.

A comparative breakdown of “Other general and administrative expenses” per the Statements of Operations included in PART I Item 1 above is as follows:

	Three Months	Three Months
	Ended	Ended
	March 31, 2010	March 31, 2009

Royalty	$ 902	$ 3,363
Advertising	10	20
Depreciation and amortization	7,668	9,156
Insurance	9,718	11,914
Professional fees	12,232	39,993
Office expenses	6,658	10,056
Travel	973	2,649
Utilities	9,802	10,432

Total general and administrative expenses	$ 47,963	$ 87,584

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

2.

Advertising expense for the three months ended March 31, 2010 remained consistent with the same period in the prior year.

 3.

Depreciation and amortization expense remained consistent with the corresponding period in the prior year.

4.

Insurance expense for the three months ended March 31, 2010 decreased $2,196 over the same period in the prior year primarily due to changes in policies to fit the company’s current position.

5.

Professional fees expense decreased $27,761.   During the first quarter of 2009, consultants were used for database enhancements that did not take place in 2010.

6.

Office expense for the three months ended March 31, 2010 decreased $3,398 over the same period last year, primarily due to efforts to try to reduce spending.

7.

Travel expense for the three months ended March 31, 2010 decreased $1,676 compared to travel expense for the corresponding period in the prior year.  This is primarily due to fewer off-site trips by our technicians.

8.

Utilities expense for the three months ended March 31, 2010 decreased $630 compared to utilities expense for the same period in the prior year .  This is due primarily to efforts to cut energy costs.

Interest expense for the three months ended March 31, 2010 and 2009 was $21,878 and $6,504, respectively.

We use estimates in the preparation of our financial statements.  The estimates used, relate to the valuation of receivables and the useful lives of equipment and patents. Since our receivables consist of larger individual accounts, we elect to use the direct write off method for those accounts that are deemed to be uncollectible.  We believe there is no material difference in this method from the allowance method.  There have been no accounts written off in 2010. If it is determined that potential losses of a material amount in receivables are likely, the allowance for doubtful accounts method will be adopted. No such allowance is considered to be required at this time. If it were determined that the depreciated cost of our equipment and the amortized cost of our patents exceeded their fair market value, there would be a negative impact on our results of operations to the extent the depreciated and amortized cost of these assets exceeded their fair market value.

The carrying value of long-lived assets is reviewed on a regular basis for the existence of facts and circumstances that suggest impairment. During the first three months of 2010, no material impairment has been indicated. Should there be an impairment in the future, the Company will measure the amount of the impairment based on the amount by which the carrying value of the impaired assets exceed the fair value of the impaired assets.

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

                                                      13

Item 4T.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information  required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2010.

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

Legal Proceedings

None

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

               During the first three months of 2010, there were no unregistered sales of equity securities.

During the three months ended March 31, 2010, the Company issued no options.

Item 3.

Defaults upon Senior Securities

None

Item 4.  Removed

Item 5.  Other Information

None

ITEM 6. Exhibits

(a)Exhibits

.

*31.1

Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Dwayne Fosseen, dated May 14, 2010.

*31.2

Certification  pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Glynis M. Hendrickson, dated May 14, 2010.

*32.1

Certification pursuant to, Section 906 of the Sarbanes-Oxley Act of 2002 for Dwayne Fosseen and Glynis M. Hendrickson, dated May 14, 2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mirenco, Inc.
(Registrant)

By: /s/ Glynis M. Hendrickson -------------------------------------- Glynis M. Hendrickson Chief Financial Officer (Principal Financial Officer)

Date:  May 14, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Dwayne Fosseen ------------------------------------- Dwayne Fosseen Chief Executive Officer and President (Principal Executive Officer) and Director and Chairman Of the Board

Date:  May 14, 2010

By: /s/ Don Williams ----------------------------------- Don Williams Director

Date:  May 14, 2010

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

Date:  May 14, 2010

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

Date:  May 14, 2010

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

May 14, 2010

/s/ Glynis M. Hendrickson

Glynis M. Hendrickson

Chief Financial Officer

(Principal Financial Officer)

May 14, 2010