Form 10-Q
period 2010-06-30
MIRENCO INC
filed 2010-08-23
CIK 1041609

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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

Yes    [   ]            No    [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  Number of Common Shares outstanding at August 23, 2010: 31,494,177.

#1722863

Index	Page

Cautionary Statement on Forward-Looking Statements

Part I. FINANCIAL INFORMATION

Item 1. Condensed Balance Sheets at June 30, 2010 (Unaudited) and	1
December 31, 2009

Condensed Statements of Operations for the three months ended June 30, 2010	2
and 2009 (Unaudited)

Condensed Statements of Operations for the six months ended June 30, 2010	3
and 2009 (Unaudited)

Condensed Statements of Cash Flows for the six months ended June 30, 2010	4
and 2009 (Unaudited)

Notes to Condensed Financial Statements (Unaudited)	5

Item 2. Management's Discussion and Analysis of Financial Condition and	12
Results of Operations

Item 4T. Controls and Procedures	18

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3. Defaults Upon Senior Securities	19

Item 4. (Removed)	19

Item 5. Other Information	19

Item 6. Exhibits	20

SIGNATURES	21

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

MIRENCO, Inc.
CONDENSED BALANCE SHEETS
(unaudited)

ASSETS	June 30, 2010	December 31, 2009
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$ 4,043	$ 6,857
Accounts receivable	73,319	22,453
Inventories	87,678	87,019
Prepaid expenses	1,553	1,568
Total current assets	166,593	117,897
PROPERTY AND EQUIPMENT, net	431,273	445,599
PATENTS AND TRADEMARKS, net	11,390	12,364
TOTAL ASSETS	$ 609,256	$ 575,860

LIABILITIES AND STOCKHOLDERS' EQUITY (Deficit)

CURRENT LIABILITIES
Current portion of note payable	$ 36,860	$ 37,521
Accounts payable	273,762	280,655
Accrued expenses	46,649	30,175
Due to officers	50,854	44,110
Other current liabilities	12,000	12,000
Dividends on preferred redeemable shares	4,170	3,499
Notes payable to related parties	10,000	10,000
Total current liabilities	434,295	417,960

LONG TERM LIABILITIES
Notes payable, less current portion	307,289	316,484
CONVERTIBLE NOTES PAYABLE
Related party	442,990	97,000
Other	100,000	100,000

MANDATORILY REDEEMABLE PREFERRED STOCK
Shares subject to mandatory redemption	18,256	18,256
18,256 shares outstanding, cumulative dividends at 6%
Series A mandatorily redeemable preferred stock ,	15,500	-
5,000,000 shares authorized, 155,000 outstanding cumulative dividends at 6%
Total long term liabilities	884,035	531,740
STOCKHOLDERS' (DEFICIT)
Preferred stock, $.01 par value, 50,000,000 shares authorized
no shares issued or outstanding	-	-
Common stock, no par value: 100,000,000 shares authorized,
31,494,177 shares issued and outstanding (2010 and 2009)	10,822,153	10,822,153
Additional paid-in capital	1,714,954	1,714,954
Accumulated (deficit)	(13,246,181)	(12,910,947)
Total stockholder's (deficit)	(709,074)	(373,840)
TOTAL LIABILITIES & STOCKHOLDERS' (DEFICIT)	$ 609,256	$ 575,860

See the accompanying notes to the condensed financial statements.

MIRENCO, Inc.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	June 30, 2010	June 30, 2009

Sales	$ 109,550	$ 95,682
Cost of sales	96,834	61,152

Gross profit	12,716	34,530

Salaries and wages	84,874	92,266
Other general and administrative expenses	66,953	63,237

	151,827	155,503

(Loss) from operations	(139,111)	(120,973)

Other income (expense)
Interest income	1	1
Interest expense	(19,559)	(8,437)
	(19,558)	(8,436)

NET (LOSS)	$ (158,669)	$ (129,409)

Net (loss) per share available for common
shareholders - basic and diluted	$ (0.00)	$ (0.00)

Weighted-average shares outstanding -
basic and diluted	31,494,177	31,247,139

See the accompanying notes to the condensed financial statements.

MIRENCO, Inc.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2010	June 30, 2009

Sales	$ 139,601	$ 207,793
Cost of sales	149,282	127,717

Gross profit (loss)	(9,681)	80,076

Salaries and wages	169,200	210,131
Other general and administrative expenses	114,917	150,821

	284,117	360,952

(Loss) from operations	(293,798)	(280,876)

Other income (expense)
Interest income	1	2
Interest expense	(41,437)	(14,941)
	(41,436)	(14,939)

NET (LOSS)	$ (335,234)	$ (295,815)

Net (loss) per share available for common
shareholders - basic and diluted	(0.01)	(0.01)

Weighted-average shares outstanding -
basic and diluted	31,494,177	31,192,173

See the accompanying notes to the condensed financial statements.

MIRENCO, Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2010	June 30, 2009
Cash flows from operating activities
Net cash (used in) operating activities	$ (290,385)	$ (225,108)

Cash flows from investing activities
Net cash (used in) investing activities	-	-

Cash flows from financing activities
Proceeds from issuance of stock	-	18,328
Proceeds from issuance of manditorily redeemable preferred stock	15,500	-
Principal payments on long-term debt:
Banks and others	(17,429)	(19,361)
Proceeds from long term borrowing	289,500	135,000
Net cash provided by financing activities	287,571	133,967

(Decrease) in cash and cash equivalents	(2,814)	(91,142)

Cash and cash equivalents, beginning of period	6,857	93,608

Cash and cash equivalents, end of period	$ 4,043	$ 2,466

Supplementary disclosure of cash flow information:
Cash paid during the quarter for interest	$ 6,620	$ 14,717
Cash paid during the quarter for taxes	$ -	$ -
Non-cash financing and investing activities:
Conversion of accounts payable to notes payable - related party	$ 56,490	$ -
Common stock issued for notes payable and accrued interest
payable to related parties	$ -	$ 35,618

See the accompanying notes to the condensed financial statements.

MIRENCO, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2010

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

NOTE B – INVENTORY

Inventories, consisting of purchased finished goods ready for sale, are stated at the lower of cost (as determined by the first-in, first-out method) or market. In addition, we maintain a reserve for the estimated value associated with damaged, excess or obsolete inventory. The reserve value generally includes inventory that has turn days in excess of 365 days, or discontinued items. At June 30, 2010 our inventory reserve amounted to $54,323.

NOTE C - REALIZATION OF ASSETS

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. Net loss for the six  months ended June  30, 2010 was ($335,234), and the Company had a working capital deficit of ($267,702) at June 30 , 2010.  The Company has incurred net losses aggregating ($13,246,181) from  inception,  and  may continue to incur net losses in the future. If revenues do not increase substantially in the near future, additional sources of funds will be needed to maintain operations.  These matters give rise to substantial doubt about the Company’s ability to continue as a going concern.

Management and other personnel have been focused on product and service development in lieu of product marketing.  The Company’s management team has diligently explored several market segments relative to the Company’s product and service lines.  From that exploration, the Company has decided it is in its best interests to explore the use of existing, well-established distribution channels for marketing and selling the DriverMax product line.  Management also believes a large market exists for the Company’s testing services and the information provided by those services, through the Company’s business relationship with Whayne Supply, a Caterpillar dealer in Kentucky.  This exclusive contract was announced in the Company’s 8-K filing of January 15, 2009.  A combination of the products and services has been developed as a long-term program for current and potential customers, particularly in regulated markets.  Although revenues during the second quarter of 2010 fell below the Company’s expectations and Whayne Supply has not meet the minimum sales requirements defined in the contract, we feel that sales were significantly impacted by the financial crisis and economic downturn that followed.  The Company signed an amended exclusive agreement with  Whayne Supply Co., Inc. on April 30, 2010, which is disclosed in the Company’s 8K filing, dated May 5, 2010.  We believe that our continued relationship with Whayne will significantly improve the Company’s revenues in the future.  During the second quarter of 2010, Whayne Supply signed three additional Caterpillar Dealers as Mirenco dealers.  We believe more Caterpillar dealers will become Mirenco dealers during the remaining quarters of 2010 and that sales and revenues will continue to increase.  Management will focus on the Company’s efforts on the sales of products, services, and programs with sensible controls over expenses.  Management believes these steps, if successful, will improve the Company’s liquidity and operating results, allowing it to continue in existence.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

MIRENCO, Inc.

 NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2010

(unaudited)

NOTE D - STOCKHOLDERS’ (DEFICIT)

During the six months ended June 30, 2010, the Company issued no shares of common stock.

The following summarizes the options outstanding at June 30, 2010:

COMMON STOCK OPTIONS
			Weighted-
			average
			exercise
	Number of shares		price
	Outstanding	Exercisable	per share
Outstanding, December 31, 2009	2,195,810	2,195,810	$ 0.98
Granted	-	-	-
Exercised	-	-	-
Expired	(19,060)	(19,060)	(2.55)
Outstanding June 30, 2010	2,176,750	2,176,750	$ 0.34

1.

The following table summarizes information about options outstanding at June 30, 2010, under the Compensatory Stock Option Plan:

2010 Compensatory Stock Options and Warrants

Options outstanding				Options exercisable

Weighted-average
Range of	Number	remaining	Weighted-average	Number	Weighted-average
exercise prices	outstanding	contractual life	exercise price	exercisable	exercise price
$0.12-$0.9375	2,176,750	3.83	$ 0.34	2,167,750	$ 0.34

MIRENCO, Inc.

 NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30,  2010

(unaudited)

NOTE E – NOTES PAYABLE

Effective January 18, 2008, the Company obtained a line of credit that calls for maximum borrowings of $301,500. The line bears interest at 8% per annum and is due January 18, 2018. As of the date of these financial statements, aggregate draws of $335,000 have been made against the line of credit. Total payments of $52,837 have been made on this line of credit as of June 30, 2010, leaving an outstanding balance of $282,162.

Notes payable consisted of the following at June 30, 2010:

		Current	Long-term
	Total	Portion	Portion
Note payable to bank in monthly installments of
$1,464 including principal and variable interest,
currently 6.00%, guaranteed by stockholder,
guaranteed by Small Business Administration	$ 61,987	$14,420	$ 47,567

Note payable to bank in monthly installments of
$3,659, including principal and interest at 8%.
	282,162	22,440	259,722

	$ 344,149	$36,860	$ 307,289

MIRENCO, Inc.

 NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30,  2010

(unaudited)

NOTE F – NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consisted of the following at June 30, 2010:

		Current	Long-term
	Total	Portion	Portion

Note payable to investor, 9% interest payable
quarterly, principal due in July 2011	$ 10,000	$10,000	$ -

Convertible notes payable:
Notes payable to shareholders, 9% interest
payable quarterly, balloon payments of principal	442,900	-	442,900
due plus any accrued interest variously from
July, 2012 to April, 2013, convertible at the
holder's option at anytime, in whole or in part,
to shares of the Company's common stock at the
lesser of $.10 per share or the then current
market price per common share.

Note Payable to other related party, 12% interest
payable quarterly, principal plus any accrued interest due in October, 2012, convertible at anytime at the	100,000	-	100,000
holder's option at anytime, in whole or in part,
to shares of the Company's common stock at the
lesser of $.10 per share or the then current	$ 552,900	$10,000	$ 542,900
market price per common share.

NOTE G – MAJOR CUSTOMERS

During the six months ended June 30, 2010, four  major customers accounted for 91% of total sales. At June 30, 2010, five customers accounted for 98% of accounts receivable.

Sales:

A	$ 73,708	53%
B	$ 36,463	26%
C	$ 8,739	6%
D	$ 8,526	6%

Total Sales	$ 139,908	91%

NOTE H – REVENUES

Gross sales of $139,601, included $49,272  in product sales and $90,329  in sales of services during the six months ended June 30, 2010.

NOTE I – EARNINGS (LOSS) PER SHARE

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

NOTE J – REDEEMABLE, CONVERTIBLE PREFERRED STOCK

In December 2006, Mirenco offered a minimum $3,000 investment for 25,000 shares of its common stock at $0.12 per share, plus 500 shares of convertible, redeemable preferred stock valued by the Company at $1 per share.  In connection with this offering, 23,256 shares of the convertible, redeemable preferred stock were issued, of which 5,000 were converted to 25,000 shares of common stock during the period ended September 30, 2007.  Each preferred share is convertible at the holder’s option, to five shares of the Company’s common stock, and carries a cumulative 6% dividend rate through December 31, 2011.  The preferred shares may be redeemed by the Company any time after December 31, 2009, and must be fully redeemed on December 31, 2011,at $1.00 per share together with all cumulative dividends in arrears.  Accordingly, the preferred shares are presented as shares subject to mandatory redemption in the accompanying financial statements.

In the second quarter of 2010, as disclosed in an 8K filing dated June 4, 2010, Mirenco offered Series A convertible, redeemable preferred stock at $.10 per share.  A total of 5,000,000 Series A convertible, redeemable, preferred shares were approved by the board of directors, for a total potential investment of $500,000.  In connection with this offering, 155,000 shares of the Series A convertible, redeemable preferred stock were issued, for cash proceeds of $15,500.  Each Series A share plus any unpaid dividends is convertible at the holder’s option, to one share of the Company’s common stock, and carries a cumulative 6% dividend rate through December 31, 2015.  Any time, or from time to time, after December 31, 2011, the Company may redeem any or all outstanding shares of Series A Preferred Stock upon thirty (30) days advance written notice to the holder and payment of the Redemption Price plus all accrued and unpaid dividends up to the date of redemption.  The Series A convertible, redeemable, preferred shares must be fully redeemed on December 31, 2015, at $.10 per share together with all cumulative dividends in arrears.  Accordingly, the preferred shares are presented as shares subject to mandatory redemption in the accompanying financial statements.

NOTE K -  SUBSEQUENT EVENTS

In connection with the Series A convertible, redeemable preferred share offering, 50,000 shares were purchased on July 6, 2010 for a cash payment of $5,000 and 350,000 shares were purchased on July 9, 2010 for a cash payment of $35,000.

 In preparing the accompanying financial statements, the Company has evaluated subsequent transactions through the issuance date of  this quarterly report on Form 10Q and has determined that all material subsequent events have been disclosed above.

NOTE L – RECENT ACCOUNTING PRONOUNCEMENTS

The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (“FASB”), the Securities and Exchange Commission (“SEC”), and the Emerging Issues Task Force (“EITF”), to determine the impact of new pronouncements on US GAAP and the impact on the Company.

In January 2010, the FASB issued Accounting Standards Update  (“ASU”) 2010-01, Equity (Topic 505):  Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260.  Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The provisions of ASU 2010-01 havenot had a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued ASU 2010-04, Accounting for Various Topics – Technical Corrections to SEC Paragraphs. ASU 2010-04 makes technical corrections to existing SEC guidance, including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements - subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. The adoption of ASU 2010-04 has not had a material impact on the Company’s financial statements.

In January 2010, the FASB issued ASU 2010-05, Compensation – Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation. ASU 2010-05 updates existing guidance to address the SEC staff’s views on overcoming the presumption that for certain shareholders escrowed share arrangements represent compensation.  The adoption of ASU 2010-05 has not had a material impact on its financial statements.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which provides amendments to FASB ASC topic Fair Value Measurements and Disclosures that will provide more robust disclosures about (i) the different classes of assets and liabilities measured at fair value, (ii) the valuation techniques and inputs used, (iii) the activity in Level 3 fair value measurements, and (iv) the transfers between Levels 1, 2 and 3.  ASU 2010-06 is effective for fiscal years and interim periods beginning after December 15, 2009.  The adoption has not had a material effect on our disclosures.

In February 2010, the FASB issued ASU  2010-09, Subsequent Events (Topic 855).  The amendments remove the requirements for an SEC filer to disclose a date, in both issued and revised financial statements, through which subsequent events have been reviewed.  Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP.  ASU 2010-09 is effective for interim or annual financial periods ending after June 15, 2010.  The provisions of ASU 2010-09 have not had a a material effect on the financial position, results of operations or cash flows of the Company

In April 2010, the FASB issued ASU  2010-12. Income Taxes (Topic 740). ASU 2010-12 amends FASB Accounting Standard Codification  (“ASC”) subtopic 740-10 Income Taxes to include paragraph 740-10-S99-4. On March 30, 2010 The President signed the Health Care & Education Affordable Care Act reconciliation bill that amends its previous Act signed on March 23, 2010. FASB Codification topic 740, Income Taxes, requires the measurement of current and deferred tax liabilities and assets to be based on provisions of enacted tax law. The effects of future changes in tax laws are not anticipated.” Therefore, the different enactment dates of the Act and reconciliation measure may affect registrants with a period-end that falls between March 23, 2010 (enactment date of the Act), and March 30, 2010 (enactment date of the reconciliation measure). However, the announcement states that the SEC would not object if such registrants were to account for the enactment of both the Act and the reconciliation measure in a period ending on or after March 23, 2010, but notes that the SEC staff “does not believe that it would be appropriate for registrants to analogize to this view in any other fact patterns.” The adoption of this standard has not had a material impact on the Company’s financial position and results of operations.

In April 2010, the FASB issued ASU 2010-17, Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. The Company does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE  M – ESTIMATES

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

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

(2) Marketing methods

Our strategy is to market and sell our products primarily  through third party distributors and to a lesser extent through direct sales.  For the six months ended June 30, 2010, sales through distributors accounted for 53% of our sales.  As disclosed in an 8-K dated January 15, 2009, we have entered into a distributor agreement with Whayne Supply Company.  As disclosed in an 8-K dated May 5, 2010, the Company agreed to amend the distributor agreement minimum sales requirements with Whayne Supply.  We continue to expect that Whayne will be the exclusive distributor for our Diesel Evaluation Procedure (MDEP), Fuel Tracker, data base management and related services for off-road, heavy equipment and on-highway vehicles and equipment markets throughout the United States and Canada.  Although the sales results from the Whayne relationship have been slower than expected, we continue to believe that our relationship with Whayne will bring value to Mirenco by providing exposure to 60 Caterpillar dealers and their customers, across the US and Canada.  During the first six months of 2010, Whayne has signed three Caterpillar dealers as Mirenco dealers.  We anticipate more Caterpillar dealers becoming Mirenco dealers during the remaining two quarters of 2010, increasing sales and revenues.

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

Liquidity and Capital Resources

As of June 30, 2010, the Company had total current assets of $166,593 and current liabilities of $434,295, resulting in a working capital deficit of ($267,702).  The Company’s available sources for generating cash for working capital have been through the issuance of common stock and notes payable and, eventually, we expect that working capital will be available through the development of profitable operations.

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

Effective January 18, 2008, the Company obtained a line of credit that calls for maximum borrowings of $301,500. The line bears interest at 8% per annum and is due January 18, 2018. As of the date of these financial statements, aggregate draws of $335,000 have been made against the line of credit, and payments in the amount of $52,837 have been made.

The following patent applications have been filed by Dwayne Fosseen and are currently pending in the patent office:

•

Application 12/130,098 for Fuel Tracking System; filed May 30, 2008

The following patents have been issued, with ownership as described below:

•

US Patent No. 6,845,314 for Method and Apparatus for Remote Communication of Vehicle Combustion Performance Parameters; Issued 1/18/2005; Valid until 1/2/2023 (assuming maintenance fees are paid); owned by Mirenco.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. Net loss for the six months ended June 30, 2010 was ($335,234).  The Company has incurred net losses aggregating ($13,246,181) from  inception,  and  may continue to incur net losses in the future. If revenues do not increase substantially in the near future, additional sources of funds will be needed to maintain operations.  These matters give rise to substantial doubt about the Company’s ability to continue as a going concern.

Management and other personnel have been focused on product and service development in lieu of product marketing.  The Company’s management team believes it has has diligently explored several market segments relative to the Company’s product and service lines.  From that exploration, the Company has decided it is in its best interests to explore the use of existing, well-established distribution channels for marketing and selling the DriverMax product line.  Management also believes a large market exists for the Company’s testing services and the information provided by those services through the Company’s business relationship with Whayne Supply, a Caterpillar dealer in Kentucky.  This exclusive contract was announced in the Company’s 8-K filing of January 15, 2009. As disclosed in an 8-K dated May 5, 2010, the Company agreed to amend the distributor agreement minimum sales requirements with Whayne Supply.  Although Whayne Supply has been developing a marketing strategy and ramping up sales efforts in the US and Canada, we have yet to experience an increase in  sales from the arrangement.  During the second quarter of 2010, Whayne Supply has signed three Caterpillar locations as Mirenco dealers and we believe more will be signed up during the last two quarters of 2010, increasing sales and revenues.

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

Summary of Significant Accounting Policies

Inventories.  Inventories, consisting of purchased finished goods ready for sale, are stated at the lower of cost (as determined by the first-in, first-out method) or market. We evaluate our inventory value at the end of each quarter to ensure that actively moving inventory, when viewed by category, is carried at the lower of cost or market. In addition, we maintain a reserve for the estimated value associated with damaged, excess or obsolete inventory. The reserve generally includes inventory that has turn days in excess of 365 days, or discontinued items. At June 30, 2010 our inventory reserve amounted to $54,323.

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

Results of Operations

Three months ended June 30, 2010:

Gross sales of $109,550, including $49,272 in product sales and $60,278 in sales of services, were realized for the three months ended June 30, 2010 and were $13,868  more than sales of $95,682 for the same period one year ago.  Although revenues during the second quarter of 2010 fell below the Company’s expectations and Whayne Supply has not meet the minimum sales requirements defined in the contract, we feel that sales were significantly impacted by the financial crisis and economic downturn that followed.  We believe that our continued relationship with Whayne will significantly improve the Company’s revenues in the future.  The Company signed an amended exclusive agreement with  Whayne Supply Co., Inc. on April 30, 2010, which is disclosed in the Company’s 8K filing, dated May 5, 2010.   Cost of sales for the three months ended June 30, 2010 was $96,834 resulting in gross profit of $12,716, as compared to gross profit of $34,530 for the prior period, a decrease in gross profit of $21,814.  This decrease is due primarily to fewer sales compared to the sales over the same period in the prior year. In the three months ended June 30, 2010, $44,761 of employment costs were included in Cost of Sales compared to $47,765  in the corresponding period in the prior year.  Salary expense for the three months ended June 30,, 2010 was $84,874 compared to $92,266 in the corresponding period in the prior year.  After accounting for the employment costs included in cost of sales, salaries decreased by $10,395.   This is primarily due to the reduction of staff.

Six months ended June 30, 2010:

Gross sales of $139,601, including $49,272 in product sales and $90,329 in sales of services, were realized for the six months ended June 30, 2010 and were $68,192 less than sales of $207,793 for the same period one year ago.  Although revenues during the first and second quarter of 2010 fell below the Company’s expectations and Whayne Supply has not met the minimum sales requirements defined in the contract, we feel that sales were significantly impacted by the financial crisis and economic downturn that followed.  We believe that our continued relationship with Whayne will significantly improve the Company’s revenues in the future.

The Company signed an amended exclusive agreement with  Whayne Supply Co., Inc. on April 30, 2010, which is disclosed in the Company’s 8K filing, dated May 5, 2010.  During the second quarter of 2010, Whayne Supply Co., Inc. has signed three Caterpillar locations as Mirenco dealers and we believe that more Caterpillar locations will be added in the last two quarters of 2010, increasing sales and revenues. Cost of sales for the six months ended June 30, 2010 was $149,282 resulting in gross loss of $(9,681), as compared to gross profit of $80,076 for the prior period, a decrease in gross profit of $89,757.  This decrease is due primarily to fewer sales compared to the sales over the same period in the prior year. In the six months ended June 30, 2010, $44,761 of employment costs were included in Cost of Sales compared to $47,765  in the corresponding period in the prior year.  Salary expense for the six months ended June 30, 2010 was $169,299 compared to $210,131 in the corresponding period in the prior year.  After accounting for the employment costs included in cost of sales, salaries decreased by 43,836.

A comparative breakdown of “Other general and administrative expenses” per the Statements of Operations included in PART I Item 1 above is as follows:

	Three Months	Three Months
	Ended	Ended
	June 30, 2010	June 30, 2009

Royalty	$ 3,287	$ 2,870
Advertising	517	45
Depreciation and amortization	7,632	6,342
Insurance	6,084	8,024
Professional fees	33,152	24,192
Office expenses	5,198	6,577
Travel	1,144	2,777
Utilities	9,939	12,410

Total general and administrative expenses	$ 66,953	$ 63,237

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

2.

Advertising expense for the three months ended June 30, 2010 was slightly higher than the the same period in the prior year.

 3.

Depreciation and amortization expense increased $1,290 over the corresponding period in the prior year.

4.

Insurance expense for the three months ended June 30, 2010 decreased $1,940 over the same period in the prior year primarily due to changes in policies to fit the company’s current position.

5.

Professional fees expense increased $8,960 due to increased legal fees during this period, since the Company has engaged SEC counsel for the full six months of the current period.

6.

Office expense for the three months ended June 30,  2010 decreased $1,379 over the same period last year, primarily due to efforts to try to reduce spending.

7.

Travel expense for the three months ended June 30, 2010 decreased $1,633 compared to travel expense for the corresponding period in the prior year.  This is primarily due to fewer off-site trips by our technicians.

8.

Utilities expense for the three months ended June 30, 2010 decreased $2,471 compared to utilities expense for the same period in the prior year.  This is due primarily to efforts to cut energy costs.

	Six Months	Six Months
	Ended	Ended
	June 30, 2010	June 30, 2009

Royalty	$ 4,188	$ 6,234
Advertising	527	65
Depreciation and amortization	15,300	15,498
Insurance	15,802	19,939
Professional fees	45,385	64,185
Office expenses	9,455	19,032
Travel	2,118	5,426
Utilities	22,142	20,442

Total general and administrative expenses	$ 114,917	$ 150,821

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

2.

Advertising expense for the six months ended June 30, 2010 increased by $462 over the same period in the prior year.

 3.

Depreciation and amortization expense remained consistent with the corresponding period in the prior year.

4.

Insurance expense for the six months ended June 30, 2010 decreased $4,137 over the same period in the prior year primarily due to changes in policies to fit the company’s current position.

5.

Professional fees expense decreased $18,800.   During the first quarter of  2009, consultants were used for database enhancements that did not take place in 2010.

6.

Office expense for the six months ended June 30, 2010 decreased $9,577 over the same period last year, primarily due to efforts to try to reduce spending.

7.

Travel expense for the six months ended June 30, 2010 decreased $3,308 compared to travel expense for the corresponding period in the prior year.  This is primarily due to fewer off-site trips by our technicians.

8.

Utilities expense for the six months ended June 30, 2010 increase $1,700 compared to utilities expense for the same period in the prior year.  This is due primarily to increases in utility rates.

Interest expense for the six months ended June, 2010 and 2009 was $41,436 and $14,939, respectively due to increased borrowing.

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

The carrying value of long-lived assets is reviewed on a regular basis for the existence of facts and circumstances that suggest impairment. During the first six months of 2010, no material impairment has been indicated. Should there be an impairment in the future, the Company will measure the amount of the impairment based on the amount by which the carrying value of the impaired assets exceed the fair value of the impaired assets.

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

Item 4T.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information  required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2010.

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

Legal Proceedings

None

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

               During the first six months of 2010, there were 155,000 shares of shares of the Series A convertible, redeemable preferred stock were issued, for cash proceeds of $15,500.  Each Series A share plus any unpaid dividends is convertible at the holder’s option, to one share of the Company’s common stock, and carries a cumulative 6% dividend rate throug December 31, 2015.  Any time, or from time to time, after December 31, 2011, the Company may redeem any or all outstanding shares of Series A Preferred Stock upon thirty (30) days advance written notice to the holder and payment of the Redemption Price plus all accrued and unpaid dividends up to the date of redemption.  The Series A convertible, redeemable, preferred shares must be fully redeemed on December 31, 2015, to gether with all cumulative dividends in arrears.  Accordingly, the preferred shares are presented as shares subject to mandatory redemption in the accompanying financial statements.

.

During the six months ended June 30, 2010, the Company issued no options.

Item 3.

Defaults upon Senior Securities

None

Item 4.  Removed

Item 5.  Other Information

None

ITEM 6. Exhibits

(a) Exhibits

.

*31.1

Certification  pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Glynis M. Hendrickson, dated August 23, 2010

*31.2

Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Dwayne Fosseen, dated August 23, 2010.

*32.1

Certification pursuant to, Section 906 of the Sarbanes-Oxley Act of 2002 for Dwayne Fosseen and Glynis M. Hendrickson, dated August 23, 2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mirenco, Inc.
(Registrant)

By: /s/ Glynis M. Hendrickson -------------------------------------- Glynis M. Hendrickson Chief Financial Officer (Principal Financial Officer)

Date:  August 23, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Dwayne Fosseen ------------------------------------- Dwayne Fosseen Chief Executive Officer and President (Principal Executive Officer) and Director and Chairman Of the Board

Date:  August 23, 2010

By: /s/ Don Williams ----------------------------------- Don Williams Director

Date:  August 23, 2010

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

Date:  August 23, 2010

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

Date:  August 23, 2010

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

August 23, 2010

/s/ Glynis M. Hendrickson

Glynis M. Hendrickson

Chief Financial Officer

(Principal Financial Officer)

August 23, 2010