Form 10-Q
period 2010-09-30
MIRENCO INC
filed 2010-11-22
CIK 1041609

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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

Yes    [   ]            No    [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  Number of Common Shares outstanding at November 19, 2010: 31,969,427.

#1722863

Index	Page

Cautionary Statement on Forward-Looking Statements

Part I. FINANCIAL INFORMATION

Item 1. Condensed Balance Sheets at September 30, 2010 (Unaudited) and	1
December 31, 2009

Condensed Statements of Operations for the three months ended September 30, 2010	2
and 2009 (Unaudited)

Condensed Statements of Operations for the nine months ended September 30, 2010	3
and 2009 (Unaudited)

Condensed Statements of Cash Flows for the nine months ended September 30, 2010	4
and 2009 (Unaudited)

Notes to Condensed Financial Statements (Unaudited)	5

Item 2. Management's Discussion and Analysis of Financial Condition and	11
Results of Operations

Item 4T. Controls and Procedures	17

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3. Defaults Upon Senior Securities	18

Item 4. (Removed)	18

Item 5. Other Information	18

Item 6. Exhibits	19

SIGNATURES	20

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

MIRENCO, Inc.
CONDENSED BALANCE SHEETS
(Unaudited)

ASSETS	September 30, 2010	December 31, 2009
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$9,061	$6,857
Accounts receivable	21,812	22,453
Inventories	94,050	87,019
Prepaid expenses	20,582	1,568
Total current assets	145,505	117,897

PROPERTY AND EQUIPMENT, net	424,109	445,599
PATENTS AND TRADEMARKS, net	10,953	12,364
TOTAL ASSETS	$580,567	$575,860

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Current portion of note payable	$37,651	$37,521
Accounts payable	329,675	280,655
Accrued expenses	41,283	30,175
Due to officers and affiliates	62,872	44,110
Other current liabilities	12,000	12,000
Dividends on redeemable preferred shares	4,938	3,499
Notes payable to related parties	10,000	10,000
Total current liabilities	498,419	417,960

LONG TERM LIABILITIES
Notes payable, less current portion	297,580	316,484
CONVERTABLE NOTES PAYABLE
Related party	425,939	97,000
Other	100,000	100,000
MANDATORILY REDEEMABLE PREFERRED STOCK
Shares subject to mandatory redemption	18,256	18,256
18,256 shares outstanding, cumulative dividends at 6%
Series A, no par, mandatorily redeemable convertible preferred stock, dividends at 6%
5,000,000 shares authorized, no par value, 975,000 outstanding	97,500	-
Total long term liabilities	939,275	531,740
STOCKHOLDERS' (DEFICIT)
Preferred stock, $.01 par value, 50,000,000 shares authorized
no shares issued or outstanding	-	-
Common stock, no par value: 100,000,000 shares authorized,
31,779,326 (2010) and 31,136,597 (2009) shares issued and outstanding	10,850,668	10,822,153
Additional paid-in capital	1,714,954	1,714,954
Accumulated (deficit)	(13,422,749)	(12,910,947)
Total stockholder's (deficit)	(857,127)	(373,840)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	580,567	575,860

See the accompanying notes to the condensed financial statements.

MIRENCO, Inc.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	September 30, 2010	September 30, 2009

Sales	$ 53,859	$ 94,746
Cost of sales	71,495	68,002

Gross profit (loss)	(17,636)	26,744

Salaries and wages	88,849	89,181
Other general and administrative expenses	50,515	43,567

	139,364	132,748

(Loss) from operations	(157,000)	(106,004)

Other income (expense)
Interest income	1	-
Interest expense	(19,570)	(8,331)
	(19,569)	(8,331)

NET (LOSS)	$ (176,569)	$ (114,335)

Net (loss) per share available for common
shareholders - basic and diluted	$ (0.01)	$ (0.00)

Weighted-average shares outstanding -
basic and diluted	31,541,051	31,454,775

See the accompanying notes to the condensed financial statements.

MIRENCO, Inc.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2010	September 30, 2009

Sales	$ 193,460	$ 302,539
Cost of sales	220,778	195,719

Gross profit (loss)	(27,318)	106,820

Salaries and wages	258,049	299,312
Other general and administrative expenses	165,430	194,388

	423,479	493,700

(Loss) from operations	(450,797)	(386,880)

Other income (expense)
Interest income	2	2
Interest expense	(61,007)	(23,272)
	(61,005)	(23,270)

NET (LOSS)	$ (511,802)	$ (410,150)

Net (loss) per share available for common
shareholders - basic and diluted	$ (0.02)	$ (0.01)

Weighted-average shares outstanding -
basic and diluted	31,654,335	31,346,119

See the accompanying notes to the condensed financial statements.

MIRENCO, Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2010	September 30, 2009
Cash flows from operating activities
Net cash (used in) operating activities	$ (358,449)	$ (325,615)

Cash flows from investing activities
Net cash (used in) investing activities	-	-

Cash flows from financing activities
Proceeds from issuance of common stock	-	35,757
Principal payments on long-term debt:
Banks and others	(26,348)	(27,947)
Proceeds from related party convertible notes payable	289,500	232,000
Issuance of mandatorily redeemable preferred stock	97,500	-
Net cash provided by financing activities	360,652	239,810

Increase (decrease) in cash and cash equivalents	2,204	(85,805)

Cash and cash equivalents, beginning of period	6,857	93,608

Cash and cash equivalents, end of period	$ 9,061	$ 7,803

Supplementary disclosure of cash flow information:
Cash paid during the period for interest	$ 5,834	$ 6,526
Cash paid during the period for taxes	$ -	$ -
Non-cash financing activities:
Common stock issued for notes/accounts payable and accrued interest
payable to related parties	$ 28,515	$ 35,618
Notes payable related party issued for accounts payable	$ 39,439	$ -

See the accompanying notes to the condensed financial statements.

MIRENCO, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2010

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

NOTE B – FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with ASC Subtopic 825, FinancialI Instruments, fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2010, and December 31, 2009.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  These financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and notes payable.  Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.

NOTE  C – ESTIMATES

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

NOTE D – RECENT ACCOUNTING PRONOUNCEMENTS

The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (“FASB”), the Securities and Exchange Commission (“SEC”), and the Emerging Issues Task Force (“EITF”), to determine the impact of new pronouncements on US GAAP and the impact on the Company.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-01, Equity (Topic 505):  Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260.  Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The provisions of ASU 2010-01 have not had a material effect on the financial position, results of operations or cash flows of the Company.

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

In February 2010, the FASB issued ASU  2010-09, Subsequent Events (Topic 855).  The amendments remove the requirements for an SEC filer to disclose a date, in both issued and revised financial statements, through which subsequent events have been reviewed.  Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP.  ASU 2010-09 is effective for interim or annual financial periods ending after June 15, 2010.  The provisions of ASU 2010-09 have not had a material effect on the financial position, results of operations or cash flows of the Company

In April 2010, the FASB issued ASU 2010-12. Income Taxes (Topic 740). ASU 2010-12 amends FASB Accounting Standard Codification (“ASC”) subtopic 740-10 Income Taxes to include paragraph 740-10-S99-4. On March 30, 2010 The President signed the Health Care & Education Affordable Care Act reconciliation bill that amends its previous Act signed on March 23, 2010. FASB Codification topic 740, Income Taxes, requires the measurement of current and deferred tax liabilities and assets to be based on provisions of enacted tax law. The effects of future changes in tax laws are not anticipated.” Therefore, the different enactment dates of the Act and reconciliation measure may affect registrants with a period-end that falls between March 23, 2010 (enactment date of the Act), and March 30, 2010 (enactment date of the reconciliation measure). However, the announcement states that the SEC would not object if such registrants were to account for the enactment of both the Act and the reconciliation measure in a period ending on or after March 23, 2010, but notes that the SEC staff “does not believe that it would be appropriate for registrants to analogize to this view in any other fact patterns.” The adoption of this standard has not had a material impact on the Company’s financial position and results of operations.

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

NOTE E – EARNINGS (LOSS) PER SHARE

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

NOTE F – INVENTORY

Inventories, consisting of purchased finished goods ready for sale, are stated at the lower of cost (as determined by the first-in, first-out method) or market. In addition, we maintain a reserve for the estimated value associated with damaged, excess or obsolete inventory. The reserve value generally includes inventory that has turn days in excess of 365 days, or discontinued items. At September 30, 2010 our inventory reserve amounted to $54,323.

NOTE G - REALIZATION OF ASSETS

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. Net loss for the nine months ended September 30, 2010 was ($511,802), and the Company had a working capital deficit of ($352,914) at September 30, 2010.  The Company has incurred net losses aggregating ($13,422,749) from inception, and may continue to incur net losses in the future. If revenues do not increase substantially in the near future, additional sources of funds will be needed to maintain operations.  These matters give rise to substantial doubt about the Company’s ability to continue as a going concern.

Management and other personnel have been focused on product and service development in lieu of product marketing.  The Company’s management team has diligently explored several market segments relative to the Company’s product and service lines.  From that exploration, the Company has decided it is in its best interests to explore the use of existing, well-established distribution channels for marketing and selling the DriverMax product line.  Management also believes a large market exists for the Company’s testing services and the information provided by those services, through the Company’s business relationship with Whayne Supply, a Caterpillar dealer in Kentucky.  This exclusive contract was announced in the Company’s 8-K filing of January 15, 2009.  A combination of the products and services has been developed as a long-term program for current and potential customers, particularly in regulated markets.  Although revenues during the second quarter of 2010 fell below the Company’s expectations and Whayne Supply has not meet the minimum sales requirements defined in the contract, we feel that sales were significantly impacted by the financial crisis and economic downturn that followed.  The Company signed an amended exclusive agreement with Whayne Supply Co., Inc. on April 30, 2010, which is disclosed in the Company’s 8K filing, dated May 5, 2010.  We believe that our continued relationship with Whayne will significantly improve the Company’s revenues in the future.  During the second quarter of 2010, Whayne Supply signed three additional Caterpillar Dealers as Mirenco dealers.  We believe more Caterpillar dealers will become Mirenco dealers during the remaining quarter of 2010 and that sales and revenues will continue to increase, as Whayne Supply continues to develop relationships with other Caterpillar dealers, as well as market Mirenco’s products and services to their existing customers.  Management will focus on the Company’s efforts on the sales of products, services, and programs with sensible controls over expenses.  Management believes these steps, if successful, will improve the Company’s liquidity and operating results, allowing it to continue in existence.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE H – NOTES PAYABLE

Effective January 18, 2008, the Company obtained a line of credit that calls for maximum borrowings of $301,500. The line bears interest at 8% per annum and is due January 18, 2018. As of the date of these financial statements, aggregate draws of $335,000 have been made against the line of credit. Total principal payments of $58,283 have been made on this line of credit as of September 30, 2010, leaving an outstanding balance of $276,717.

Notes payable consisted of the following at September 30, 2010:

		Current	Long-term
	Total	Portion	Portion
Note payable to bank in monthly installments of
$1,464 including principal and variable interest,
currently 6.00%, guaranteed by stockholder,
guaranteed by U.S. Small Business Administration	$ 58,514	$14,765	$ 43,749
The maturity date is January 18, 2018
Note payable to bank in monthly installments of
$3,659, including principal and interest at 8%.
The maturity date is January 18, 2018	276,717	22,886	253,831

	$ 335,231	$37,651	$ 297,580

NOTE I – NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consisted of the following at September 30, 2010:

		Current	Long-term
	Total	Portion	Portion

Note payable to investor, 9% interest payable
quarterly, principal due in July 2011	$ 10,000	$10,000	$ -

Convertible notes payable:
Notes payable to shareholders, 9% interest
payable quarterly, balloon payments of principal	425,939	-	425,939
due plus any accrued interest variously from
July 2012 to April 2013, convertible at the
holder's option at anytime, in whole or in part,
to shares of the Company's common stock at the
lesser of $.10 per share or the average closing
price of the stock for the prior 60 days

Note Payable to other related party, 12% interest
payable quarterly, principal due in	100,000	-	100,000
October, 2012
	$535,939	$10,000	$525,939

NOTE J – REDEEMABLE, CONVERTIBLE PREFERRED STOCK

In December 2006, Mirenco offered a minimum $3,000 investment for 25,000 shares of its common stock at $0.12 per share, plus 500 shares of convertible, redeemable preferred stock valued by the Company at $1 per share.  In connection with this offering, 23,256 shares of the convertible, redeemable preferred stock were issued, of which 5,000 were converted to 25,000 shares of common stock during the period ended September 30, 2007.  Each preferred share is convertible at the holder’s option, to five shares of the Company’s common stock, and carries a cumulative 6% dividend rate through December 31, 2011.  The preferred shares may be redeemed by the Company any time after December 31, 2009, and must be fully redeemed on December 31, 2011, at $1.00 per share together with all cumulative dividends in arrears.  Accordingly, the preferred shares are presented as shares subject to mandatory redemption in the accompanying financial statements.

In the second quarter of 2010, as disclosed in an 8K filing dated June 4, 2010, Mirenco offered Series A convertible, redeemable preferred stock at $.10 per share.  Each share of Series A Preferred Stock shall be convertible into one share of Common Stock.  A total of 5,000,000 Series A convertible, redeemable, preferred shares were approved by the board of directors, for a total potential investment of $500,000.  In connection with this offering, 975,000 shares of the Series A convertible, redeemable preferred stock were issued, for cash proceeds of $97,500.  Each Series A share plus any unpaid dividends is convertible at the holder’s option, to one share of the Company’s common stock, and carries a cumulative 6% dividend rate through December 31, 2015.  Any time, or from time to time, after December 31, 2011, the Company may redeem any or all outstanding shares of Series A Preferred Stock upon thirty (30) days advance written notice to the holder and payment of the Redemption Price plus all accrued and unpaid dividends up to the date of redemption.  The Series A convertible, redeemable, preferred shares must be fully redeemed on December 31, 2015, at $.10 per share together with all cumulative dividends in arrears.  Accordingly, the preferred shares are presented as shares subject to mandatory redemption in the accompanying financial statements.

MIRENCO, Inc.

 NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2010

(Unaudited)

NOTE K - STOCKHOLDERS’ (DEFICIT)

During the nine months ended September 30, 2010, the Company issued 475,250 shares of common stock to convert debt of $28,515 to an employee at $.06 per share.

The following summarizes the options outstanding at September 30, 2010:

COMMON STOCK OPTIONS
			Weighted-
			average
			exercise
	Number of shares		price
	Outstanding	Exercisable	per share
Outstanding, December 31, 2009	2,195,810	2,195,810	$ 0.98
Granted	-	-	-
Exercised	-	-	-
Expired	(19,060)	(19,060)	$ (2.55)
Outstanding September 30, 2010	2,176,750	2,176,750	$ 0.34

1.

The following table summarizes information about options outstanding at September  30, 2010, under the Compensatory Stock Option Plan:

Options outstanding				Options exercisable

Weighted-average
Range of	Number	remaining	Weighted-average	Number	Weighted-average
exercise prices	outstanding	contractual life	exercise price	exercisable	exercise price
$0.12-$5.00	2,176,750	3.57	$ 0.34	2,176,750	$ 0.34

NOTE L – REVENUES

Gross sales of $193,460, included $64,225 in product sales and $129,235 in sales of services during the nine months ended September  30, 2010.

NOTE M – MAJOR CUSTOMERS

During the nine months ended September 30, 2010, four  major customers accounted for 85% of total sales. At September 30, 2010, three customers accounted for 83% of accounts receivable.

Sales:

A	$ 91,381	47%
B	$ 50,355	26%
C	$ 12,663	7%
D	$ 10,022	5%

Total Sales	$ 164,421	85%

NOTE N -  SUBSEQUENT EVENTS

There are no material subsequent events.

 In preparing the accompanying financial statements, the Company has evaluated subsequent transactions through the issuance date of this quarterly report on Form 10Q and has determined there are no material subsequent events which should be disclosed.

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

(2) Marketing methods

Our strategy is to market and sell our products primarily through third party distributors and to a lesser extent through direct sales.  For the nine months ended September 30, 2010, sales through distributors accounted for 47% of our sales.  As disclosed in an 8-K dated January 15, 2009, we have entered into a distributor agreement with Whayne Supply Company.  As disclosed in an 8-K dated May 5, 2010, the Company agreed to amend the distributor agreement minimum sales requirements with Whayne Supply.  We continue to expect that Whayne will be the exclusive distributor for our Diesel Evaluation Procedure (MDEP), Fuel Tracker, data base management and related services for off-road, heavy equipment and on-highway vehicles and equipment markets throughout the United States and Canada.  Although the sales results from the Whayne relationship have been slower than expected, we continue to believe that our relationship with Whayne will bring value to Mirenco by providing exposure to 60 Caterpillar dealers and their customers, across the US and Canada.  During the first six months of 2010, Whayne signed three Caterpillar dealers as Mirenco dealers.  During the third quarter, Whayne has continued to develop relationships with other Caterpillar dealers, as well as market our products and service to their existing customers.

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

Liquidity and Capital Resources

As of September 30, 2010, the Company had total current assets of $145,505 and current liabilities of $498,419, resulting in a working capital deficit of ($352,914).  The Company’s available sources for generating cash for working capital have been through the issuance of common stock and notes payable and, eventually, we expect that working capital will be available through the development of profitable operations.

The Company’s future capital requirements will depend on many factors, including expansion of our business; increased sales of both services and products, the cost of third-party financing, development of new revenue resources and administrative expense.  We do not expect to expand our facilities during 2010.

On October 13, 2009 the Company signed a convertible promissory note with Whayne Supply with a total aggregate principal amount of  $100,000, with interest of 12%.  The Note is convertible into shares of common stock at a conversion price equal to the lesser of (i) $0.10 per share, or (ii) the then current market price per Common Share, as determined by taking the average closing price of the Common Stock quoted on the OTC bulletin Board for the sixty (60) business days immediately prior to the conversion date. It is intended that the conversion will take place on August 31, 2014, the maturity date.

Effective January 18, 2008, the Company obtained a line of credit that calls for maximum borrowings of $301,500. The line bears interest at 8% per annum and is due January 18, 2018. As of the date of these financial statements, aggregate draws of $335,000 have been made against the line of credit, and payments in the amount of $58,283 have been made.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. Net loss for the nine months ended September 30, 2010 was ($511,802).  The Company has incurred net losses aggregating ($13,422,749) from inception, and  may continue to incur net losses in the future. If revenues do not increase substantially in the near future, additional sources of funds will be needed to maintain operations.  These matters give rise to substantial doubt about the Company’s ability to continue as a going concern.

Management and other personnel have been focused on product and service development in lieu of product marketing.  The Company’s management team believes it has has diligently explored several market segments relative to the Company’s product and service lines.  From that exploration, the Company has decided it is in its best interests to explore the use of existing, well-established distribution channels for marketing and selling the DriverMax product line.  Management also believes a large market exists for the Company’s testing services and the information provided by those services through the Company’s business relationship with Whayne Supply, a Caterpillar dealer in Kentucky.  This exclusive contract was announced in the Company’s 8-K filing of January 15, 2009. As disclosed in an 8-K dated May 5, 2010, the Company agreed to amend the distributor agreement minimum sales requirements with Whayne Supply.  Although Whayne Supply has been developing a marketing strategy and ramping up sales efforts in the US and Canada, we have yet to experience an increase in sales from the arrangement.  During the second quarter of 2010, Whayne Supply has signed three Caterpillar locations as Mirenco dealers and we believe more will be signed up during the last quarter of 2010, increasing sales and revenues.

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

Summary of Significant Accounting Policies

Inventories.  Inventories, consisting of purchased finished goods ready for sale, are stated at the lower of cost (as determined by the first-in, first-out method) or market. We evaluate our inventory value at the end of each quarter to ensure that actively moving inventory, when viewed by category, is carried at the lower of cost or market. In addition, we maintain a reserve for the estimated value associated with damaged, excess or obsolete inventory. The reserve generally includes inventory that has turn days in excess of 365 days, or discontinued items. At September 30, 2010 our inventory reserve amounted to $54,323.

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

Results of Operations

Three months ended September 30, 2010:

Gross sales of $53,859, including $14,954 in product sales and $38,905 in sales of services, were realized for the three months ended September 30, 2010 and were $40,887 less than sales of $94,746 for the same period one year ago.  Although revenues during the third quarter of 2010 fell below the Company’s expectations and Whayne Supply has not meet the minimum sales requirements defined in the contract, we feel that sales were significantly impacted by the financial crisis and economic downturn that followed.  As the economy begins to recover, we believe sales of raw materials will see significant improvement with a positive impact on the revenues of our customers.  We believe that our continued relationship with Whayne will significantly improve the Company’s revenues in the future.  The Company signed an amended exclusive agreement with  Whayne Supply Co., Inc. on April 30, 2010, which is disclosed in the Company’s 8K filing, dated May 5, 2010.   Cost of sales for the three months ended September 30, 2010 was $71,495 resulting in gross loss of $(17,636), as compared to gross profit of $26,744 for the prior period, a decrease in gross profit of $44,380.  This decrease is due primarily to fewer sales compared to the sales over the same period in the prior year. In the three months ended September 30, 2010, $52,883 of employment costs were included in Cost of Sales compared to $47,670 in the corresponding period in the prior year.  Salary expense for the three months ended September 30, 2010 was $88,849 compared to $89,181 in the corresponding period in the prior year.  After accounting for the employment costs included in cost of sales, salaries increased by $4,881.  This is primarily due to overtime wages paid when technicians were on the road.

Nine months ended September 30, 2010: Gross sales of $193,460, including $64,225 in product sales and $129,235 in sales of services, were realized for the nine months ended September 30, 2010 and were $109,079 less than sales of $302,539 for the same period one year ago.  Although revenues during the third quarter of 2010 fell below the Company’s expectations and Whayne Supply has not meet the minimum sales requirements defined in the contract, we feel that sales were significantly impacted by the financial crisis and economic downturn that followed.  As the economy begins to recover, we believe sales raw materials will see significant improvement with a positive impact on the revenues of our customers.  We believe that our continued relationship with Whayne will significantly improve the Company’s revenues in the future.  The Company signed an amended exclusive agreement with  Whayne Supply Co., Inc. on April 30, 2010, which is disclosed in the Company’s 8K filing, dated May 5, 2010.   Cost of sales for the  ninemonths ended September 30, 2010 was $220,778 resulting in gross loss of ($27,318), as compared to gross profit of $106,820 for the prior period, a decrease in gross profit of $134,138.  This decrease is due primarily to fewer sales compared to the sales over the same period in the prior year. In the nine months ended September 30, 2010, $145,433 of employment costs were included in Cost of Sales compared to $134,187 in the corresponding period in the prior year.  Salary expense for the nine months ended September 30, 2010 was $258,049 compared to $299,312 in the corresponding period in the prior year.  After accounting for the employment costs included in cost of sales, salaries decreased by $30,017.

A comparative breakdown of “Other general and administrative expenses” per the Statements of Operations included in PART I Item 1 above is as follows:

	Three Months	Three Months
	Ended	Ended
	September 30, 2010	September 30, 2009

Royalty	$ 1,623	$ 2,842
Advertising	225	540
Depreciation and amortization	7,600	7,601
Insurance	12,814	9,510
Professional fees	7,963	5,322
Office expenses	8,750	11,609
Travel	1,538	1,033
Utilities	10,002	5,110

Total general and administrative expenses	$ 50,515	$ 43,567

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

2.

Advertising expense for the three months ended September 30, 2010 was slightly lower than the the same period in the prior year.

 3.

Depreciation and amortization expense was consistent with the corresponding period in the prior year.

4.

Insurance expense for the three months ended September 30, 2010 increased $3,304 over the same period in the prior year primarily due to the negative impact the Company’s financial situation had on renewal rates.

5.

Professional fees expense increased $2,641 due to new professional services added during this period.

6.

Office expense for the three months ended September 30, 2010 decreased $2,859 over the same period last year, primarily due to efforts to try to reduce spending.

7.

Travel expense for the three months ended September 30, 2010 increased $505 compared to travel expense for the corresponding period in the prior year.  This is primarily due to off-site trips by our technicians.

8.

Utilities expense for the three months ended September 30, 2010 increased $4,892 compared to utilities expense for the same period in the prior year.  This is due primarily to rate increases.

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2010	September 30, 2009

Royalty	$ 5,811	$ 9,076
Advertising	752	605
Depreciation and amortization	22,900	23,099
Insurance	27,096	29,449
Professional fees	53,348	69,507
Office expenses	19,724	30,641
Travel	3,655	6,459
Utilities	32,144	25,552

Total general and administrative expenses	$ 165,430	$ 194,388

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

2.

Advertising expense for the nine months ended September 30, 2010 increased by $147 over the same period in the prior year.

 3.

Depreciation and amortization expense remained consistent with the corresponding period in the prior year.

4.

Insurance expense for the nine months ended September 30, 2010 decreased $2,353 over the same period in the prior year primarily due to changes in policies to fit the company’s current position.

5.

Professional fees expense decreased $16,159.   During the first quarter of 2009, consultants were used for database enhancements that did not take place in 2010.

6.

Office expense for the nine months ended September 30, 2010 decreased $10,917 over the same period last year, primarily due to efforts to try to reduce spending.

7.

Travel expense for the nine months ended September 30, 2010 decreased $2,804 compared to travel expense for the corresponding period in the prior year.  This is primarily due to fewer off-site trips by our technicians.

8.

Utilities expense for the nine months ended September  30, 2010 increased $6,592 compared to utilities expense for the same period in the prior year.  This is due primarily to increases in utility rates.

Interest expense for the nine months ended September 30, 2010 and 2009 was $61,007 and $23,272, respectively, due to increased borrowing.

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

The carrying value of long-lived assets is reviewed on a regular basis for the existence of facts and circumstances that suggest impairment. During the first nine months of 2010, no material impairment has been indicated. Should there be an impairment in the future, the Company will measure the amount of the impairment based on the amount by which the carrying value of the impaired assets exceed the fair value of the impaired assets.

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

Item 4T.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information  required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2010.

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

Legal Proceedings

None

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

               During the first nine months of 2010, there were 975,000 shares of shares of the Series A convertible, mandatorily redeemable preferred stock were issued, for cash proceeds of $97,500.  Each Series A share plus any unpaid dividends is convertible at the holder’s option, to one share of the Company’s common stock, and carries a cumulative 6% dividend rate throug December 31, 2015.  Any time, or from time to time, after December 31, 2011, the Company may redeem any or all outstanding shares of Series A Preferred Stock upon thirty (30) days advance written notice to the holder and payment of the Redemption Price plus all accrued and unpaid dividends up to the date of redemption.  The Series A convertible, redeemable, preferred shares must be fully redeemed on December 31, 2015, to gether with all cumulative dividends in arrears.  Accordingly, the preferred shares are presented as shares subject to mandatory redemption in the accompanying financial statements.  Exemption from registration was claimed pursuant to Regulation D promulgated under the Securities Act of 1933.

During the nine months ended September 30, 2010, the Company issued no options.

Item 3.

Defaults upon Senior Securities

None

Item 4.  Removed

Item 5.  Other Information

None

ITEM 6. Exhibits

(a) Exhibits

.

*31.1

Certification  pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Glynis M. Hendrickson, dated November 22, 2010

*31.2

Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Dwayne Fosseen, dated November 22, 2010

*32.1

Certification pursuant to, Section 906 of the Sarbanes-Oxley Act of 2002 for Dwayne Fosseen and Glynis M. Hendrickson, dated November 22, 2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mirenco, Inc.
(Registrant)

By: /s/ Glynis M. Hendrickson -------------------------------------- Glynis M. Hendrickson Chief Financial Officer (Principal Financial Officer)

Date:  November 22, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Dwayne Fosseen ------------------------------------- Dwayne Fosseen Chief Executive Officer and President (Principal Executive Officer) and Director and Chairman Of the Board

Date:  November 22, 2010

By: /s/ Don Williams ----------------------------------- Don Williams Director

Date:  November 22, 2010

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

Date:  November 22, 2010

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

Date:  November 22, 2010

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

(3)

Based on my knowledge, the financial statements and other information included in this quarterly report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the Company as of and fort the period presented in this quarterly report.

/s/ Dwayne Fosseen

Dwayne Fosseen

Chief Executive Officer and President

(Principal Executive Officer)

November 22, 2010

/s/ Glynis M. Hendrickson

Glynis M. Hendrickson

Chief Financial Officer

(Principal Financial Officer)

November 22, 2010