Form 10-K
period 2010-12-31
MIRENCO INC
filed 2011-04-14
CIK 1041609

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

X  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

Large accelerated filer ☐    Accelerated filer ☐

Non-accelerated filer   ☐    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes o No X

As of June 30, 2010, we had 14,225,995 shares held by persons not considered affiliates of the company.  The closing price on that date was $.04 for an aggregate market value of shares held by non-affiliates of $569,040.  The number of shares of registrant’s common stock outstanding, as of April 14, 2011, was 31,969,427.

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

PART I

ITEM 1. Description of Business

(a) Development

Mirenco, Inc. (“the Company”, “our”, “we”) was organized and incorporated in the State of Iowa on February 21, 1997. We develop, market and distribute technologically advanced products improving efficiencies in engine combustion and equipment application.  The Company also offers consultative services in evaluating diesel engines through its Mirenco Diesel Evaluation Procedure (‘MDEP”) which consists of testing procedures, comparison to other engines on its proprietary data base and making recommendations for maintenance activities and/or application of the Company’s patented technology.

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

The HydroFire System is a sophisticated fuel alternative that provides all the benefits of the D-Max plus the additional benefit of cutting oxides of nitrogen (“NOx”) emissions under performance conditions where NOx is produced. Specifically, NOx is produced under heavy loads and high engine temperatures. When these conditions occur, HydroFire Injection injects a patented fluid, HydroFireFluid, into the engine to reduce the NOx production by approximately 50%. The HydroFireFluid, a water-alcohol-lubricant mixture and blending process, is patented.  Specifically, water cuts the NOx production, alcohol serves as antifreeze for the water, and HydroFireLubricant serves to eliminate the potential solvent and/or corrosive characteristics of the hydrous alcohol in the engine and/or storage containers. HydroFire Systems are designed primarily for heavy transport vehicles such as buses and over-the-road trucks.

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

Mirenco, Inc. also offers MDEP (Mirenco Diesel Evaluation Procedure). MDEP consists of an evaluation of a diesel engine based on a comparison with like engines.    An evaluation is completed by performing a modified SAE-J1667 as well as a MIR 120 Second Transient evaluation.  The Company has developed an extensive database of evaluation results for thousands of diesel engines using these techniques.

From these results, the Company can evaluate the condition of the engine, determine commonalities among engine types, evaluate the entire fleet and recommend appropriate maintenance procedures for each specific vehicle.  From these results, we can also make recommendations for the appropriate engine service that will improve engine combustion.

The Company’s MDEP has been successfully applied in the underground mining industry to reduce diesel particulate matter.  This industry is under strict regulation from the Mining Safety and Health Administration (“MSHA”) to reduce particulate emissions for the safety of its workers’ health.  Beginning in 2005, the Company introduced the combustion management program, MDEP, D-Max and C-Max products throughout the United States.

 (2) Marketing methods

Our strategy is to market and sell our products primarily through third party distributors and to a lesser extent through direct sales.  For the year ended December 31, 2010, sales through third party distributors accounted for 67% of our sales.  As disclosed in an 8-K dated January 15, 2009, we have entered into a distributor agreement with Whayne Supply Company (“Whayne”).  We expect that Whayne will be the exclusive distributor for our MDEP, Fuel Tracker, data base management and related services for off-road, heavy equipment and on-highway vehicles and equipment markets throughout the United States and Canada.  We believe that our relationship with Whayne will bring value to the Company by providing exposure to 60 Caterpillar dealers and their customers across the US and Canada.  Revenues during 2010 fell below the Company’s expectations and Whayne did not meet the minimum sales requirements defined in the contract, however, fourth quarter sales showed a significant improvement and we believe sales will continue to grow.  We believe that our continued relationship with Whayne will significantly improve the Company’s revenues in the future.  The Company signed an amended agreement with Whayne, as disclosed on our 8K, dated May 5, 2010.

(3) Competition

The market for our products and services is characterized by rapid technological developments, frequent new product introductions and evolving, varying industry and regulatory standards. We believe there is no known vehicle retrofit device that can compete with our current or contemplated spectrum of products and services. The Company’s technologies and solutions are aimed at reducing wasted fuel and excess emissions through engine maintenance, repair and fine tuning.  We believe our greatest advantage over other competing products is that the Company’s overall program keeps engines burning fuel efficiently thereby extending the vehicle’s useful life.  In our view, this is the Company’s advantage over other environmental solutions which either filter engine exhaust emissions (with the risk of clogging) or exhaust catalysts that burn fuel with no useful application of the energy produced.

(4) Production suppliers

We currently outsource the production of D-Max and C-Max according to our specifications to ICE Corporation, an FAA certified electronic manufacturing company located in Manhattan, Kansas. Generally all materials required to manufacture and assemble our product line are readily available shelf items. Orders are typically manufactured and delivered within, at most, a ten week time frame. We believe that our payment terms are standard for the industry. We are not required to order or accept delivery of any product based on a predetermined time schedule, and production unit costs decrease with increasing quantities.

At the present time, we intend to continue outsourcing production to companies that can meet our specifications for high quality and reliability. Management has contacted other companies capable of producing our products at the desired levels should the need arise.

(5) Patents and trademarks

The following patent applications have been filed by Dwayne Fosseen, Chief Executive Officer and President and are currently pending in the patent office:

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

We currently own the registered trademark for Mirenco, issued October 6, 2009.  We have also made the following Trademark filings:

1.

US Application No. 77/895,107 for “MIRENCO” – Notice of Allowance received, statement of use due July 13, 2011.

2.

US Application No. 77/895,100 for “MIRENCO – YOU CANNOT MANAGE WHAT YOU CANNOT MEASURE (DESIGN)” – Notice of Allowance Received, statement of use due July 13, 2011.

 (6) Government regulation

Currently, all conventional vehicles, as well as most alternate fuel vehicles and certain retrofit technologies legally sold in the United States, must be "verified" by the Environmental Protection Agency (“EPA”) to qualify for the "Low Emission Vehicle" ("LEV") classification necessary to meet federal fleet vehicle conversion requirements. Our products have not been verified by the EPA, however, we do not currently market our products for use in federal fleets.

In addition, the MSHA has been performing extensive air quality testing in underground mines. This activity has produced a new emphasis on the underground mining industry to consider new methods to improve the air quality for its employees.  We have made significant inroads in marketing both our methodology and technology in the underground mining markets.

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

 (7) Research and development

The Company expenses research and development costs as incurred, classifying them as operating expenses. Such costs include certain prototype products, test parts, consulting fees, and costs incurred with third parties to determine the feasibility of products. Costs incurred for research and development were $54,426 and $58,064 for 2010 and 2009, respectively.

(8) Employees

As of December 31, 2010 and April 12, 2011, we had 10 fulltime employees.  There have been no management-labor disputes, and we are not a party to any collective bargaining agreement.

ITEM 1(A).  Risk Factors

N/A for smaller reporting companies

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

	2010		2009
Quarter Ended	High	Low	High	Low
31-Mar	0.10	0.05	0.30	0.12
30-Jun	0.10	0.00	0.35	0.08
30-Sep	0.16	0.04	0.20	0.08
31-Dec	0.14	0.06	0.15	0.02

 (b) Approximate Number of Equity Security Holders

Approximate Number
of record holders
Title of Class	as of March 31, 2011 -

Common Stock, No Par Value	4,000

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,172,750	$0.34	473,017
Equity compensation plans not approved by security holders	0	0	0
	2,172,750	$0.34	473,017
Total

We adopted our 2008 Stock Option Plan in September 2008. The plan provides for the grant of options intended to qualify as "incentive stock options" and options that are not intended to so qualify or "non-statutory stock options." The total number of shares of common stock reserved for issuance under the plan is 1,000,000, subject to adjustment in the event of a stock split, stock dividend, recapitalization or similar capital change.

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

Plan of Operation

From January 2003 until July 2003, the Company concentrated on verification by the EPA and the California Air Resources Board (“CARB”).  The verification efforts were considered important to receive federal monies for the DriverMax technology and to receive certification from CARB as an emissions control device.

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

Mirenco determined its markets to be segmented into eight groups:

1.

Metropolitan Transit Authorities

2.

Bus Manufacturers

3.

Mining Operations

4.

School Buses

5.

Government Entities

6.

Over-the Road Transportation Companies

7.

Company Owned Fleets

8.

Other (Construction, Agriculture, etc.)

During 2009 and 2010, due to increased regulation and economic issues, Mirenco recognized the growing importance of tailpipe emissions control and the cost of vehicle operation.  We believe that market attention to tailpipe emissions and demand for “green technologies” such as our DriverMax technology and our Mirenco Diesel Evaluation Procedure methodology will increase due to our distributor contract with Whayne, a Caterpillar dealer in Kentucky.  As stated in our agreement with Whayne, we expect that Whayne will be the exclusive distributor for our MDEP, Fuel Tracker, data base management and related services for off-road, heavy equipment and on-highway vehicles and equipment markets throughout the United States and Canada.  We believe that our relationship with Whayne will bring value to the Company by providing exposure to 60 Caterpillar dealers and their customers across the US and Canada. Revenues during 2010 fell below the Company’s expectations.  Due to improved fourth quarter revenues through Whayne, we believe that our continued relationship with Whayne will significantly improve the Company’s revenues in the future.  The Company amended its contract with Whayne, as described in our 8K, dated May 5, 2010.  The Company continues to develop its data base as a significant component to its MDEP.  With over 1,000,000 data points and a growing number of engines involved, the Program allows for a comparison of like engines to determine commonalities which are useful in recommended maintenance and technology application.

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

Results of Operations

Twelve Months Ended December 31, 2010 Compared to Twelve Months Ended December 31, 2009:

			Percent
	2010	2009	Change
Total Revenue	$442,329	$336,724	31%
Total Cost of Sales	330,327	256,927	29%
Gross Profit	112,002	79,797	40%
Operating Expenses	555,215	625,841	(11%)
Interest Expense	77,534	32,451	139%
Net (Loss)	($520,747)	($578,492)	(10%)

Sales increased $105,605 (31% increase) in the year ended December 31, 2010 compared to the same period for 2009.   Product sales for 2010 were $247,275 and sales for services during 2010 were $195,054, compared to $144,953 and $191,771, respectively, for 2009.  The increase in total sales is due mostly to fourth quarter product sales to Whayne Supply. During 2010, we continued to focus management and other resources on developing our products and relationships with distributors.  Fourth quarter sales were greatly improved over the prior three quarters of 2010.

During 2010, we continued developing the sales strategy founded upon collecting emissions data before and after the use of our products and providing continuing emission testing services of our installed products.  In addition, the Company believes the development of a database cataloguing the results of testing without the use of Mirenco’s products has provided a source of information for customers for determining the need, and in some cases, the nature of maintenance needed.  The cost of sales increase of 29% is consistent with the prior year as total cost of sales was approximately 75% of total revenue in 2010 compared to 76% of total revenue in 2009.

			Percent
OPERATING EXPENSES	2010	2009	Change
Total Salaries and Benefits	$344,810	$386,189	(11%)
Total Travel	3,862	7,313	(47%)
Total Facilities	40,225	42,874	(6%)
Total Outside Services	113,263	130,514	(13%)
Total Advertising	762	130	486%
Total Depreciation and Amortization	30,501	30,784	(1%)
Total General & Administrative	21,792	28,037	(22%)
TOTAL OPERATING EXPENSES	$555,214	$625,842	(11%)

The major components of our operating expenses are as follows:

Operating expenses in 2010 decreased $70,627 (11%) from 2009. The decrease is mostly attributed to a reduction in salaries and benefits by $41,379 due to a reduction in staff and outside professional fees were reduced by $17,251 (13%), as the Company utilized outside database training services in 2009 that were not used in 2010.  Travel and general office expenses were also reduced 47% and 22% respectively due to cost saving measures.

Royalty expense for each of the years ended December 31, 2010 and 2009 was 3% of sales calculated per the patent purchase agreement with American Technologies, and amounted to $13,026 and $10,102, respectively. The increase is attributable to the increase in sales in 2010.

Interest expense in 2010 was $77,536 in 2010 compared to $32,451 in 2009.  An increase of 139% in 2010 over 2009.  The increase is due to increased borrowing from related parties, also converting debt to an employee to a note payable, and additional loans of $367,500 in the aggregate, from a major shareholder.

Liquidity and Capital Resources

Overview: We have not yet commenced generating substantial revenue. The Company expects to incur losses until we are able to generate sufficient income and cash flows to meet operating expenditures and other requirements. The following table highlights certain information in relation to our liquidity and capital resources at December 31:

Working Capital

			Percent
	2010	2009	Change

Total Current Assets	$ 265,979	$ 117,897	126%
Total Current Liabilities	623,464	417,960	49%
Working Capital (Deficit)	$ (357,485)	$ (300,063)	116%

As of December 31, 2010, the Company had total current assets of $265,979 and current liabilities of $623,464, resulting in a working capital deficit of ($357,485).  Total current assets increased by 126% due to the purchase of C-Max units by Whayne Supply during the fourth quarter.  Total current liabilities increased by 49% mostly due to increased accounts payable and an increase in the current portion of debt, as well as an increase in interest due to additional  borrowing.  The Company’s available sources for generating cash for working capital have been through the issuance of common stock, preferred stock and notes payable and, eventually, we expect that working capital will be available through the development of profitable operations.

The Company’s future capital requirements will depend on many factors, including expansion of our business; increased sales of both services and products, development of our database to increase services to our clients, new revenue resources and administrative expense.  We do not expect to expand our facilities during 2011.

Effective January 4, 2008, the Company obtained a bridge loan of $50,000 which was due February 15, 2008, plus accrued interest at 5.15%. In addition, effective January 18, 2008, the Company obtained a line of credit that calls for maximum borrowings of $301,500. The line bears interest at 8% per annum and is due January 18, 2018. As of the date of these financial statements, aggregate draws of $335,000 have been made against the line of credit and the bridge loan plus accrued interest was repaid from proceeds of the line of credit in January 2009. There are no restrictive covenants on this credit. No draws were made during 2010.  Principal payments of $21,435 were made during 2010. The outstanding balance as of December 31, 2010 is $267,205. No additional borrowing is available on this note.

During 2010, the Company obtained proceeds of $367,500 of convertible debt from a major shareholder.  The notes bear 9% interest payable quarterly with balloon payments of principal due plus any accrued interest beginning July 2011 to December 2013.  These notes are convertible at the shareholder’s option at anytime to shares of the Company’s common stock at the lesser of $.10 per share of the then current market price per common share.

Cash Flows for the Years Ended December 31, 2010 and 2009

			Percent
	2010	2009	Change

Cash Flows (Used in) Operating Activities	($317,709)	($417,889)	(24%)
Cash Flows (Used in) Investing Activities	-	(921)	(100%)
Cash Flows Provided by Financing Activities	462,681	332,059	39%

Net Increase (Decrease) in Cash	$144,972	($86,751)	267%

Net cash used in operating activities for the years ended December 31, 2010 and 2009 was $317,709 and $417,889, respectively.  Net cash generated from operating activities increased by $100,180 over 2009.  The decrease in net cash Used in operating activities was primarily driven by the aggregate effect of the year over year changes in the Company’s net loss, accounts payable, accounts receivable, accrued expenses and prepayments.

Net cash used in investing activities for the years ended December 31, 2010 and 2009 was $0 and $921, respectively. Investing activities in 2009 consisted of the capitalization of patent expense and the purchase of new computer equipment. Net cash provided by financing activities for the year ended December 31, 2010 and 2009 was $462,681 and $332,059, respectively. Equity and borrowed funds from stockholders and others were obtained in the year ended December 31, 2010. Principal payments on long-term debt were made in both years.

Net cash provided by financing activities increased to $462,681 at December 31, 2010, compared to $332,059 at December 31, 2009. The increase is primarily attributable to obtaining additional loans from a majority shareholder and proceeds of the issuance of redeemable convertible preferred stock, partially offset by principal payments on long-term debt in 2010, compared to 2009.

Summary of Significant Accounting Policies

Inventories.  Inventories, consisting of purchased finished goods ready for sale, are stated at the lower of cost (as determined by the first-in, first-out method) or market. We evaluate our inventory value at the end of each quarter to ensure that actively moving inventory, when viewed by category, is carried at the lower of cost or market. In addition, we maintain a reserve for the estimated value associated with damaged, excess or obsolete inventory. The reserve generally includes inventory that has turn days in excess of 365 days, or discontinued items. At December 31, 2010, our inventory reserve amounted to $54,323.

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

Revenue Recognition.  In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company:

Revenue is recognized from sales when a product is shipped and from services when they are performed.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has incurred and may continue to incur net losses in the future. The Company has a working capital deficit of ($357,485) and accumulated deficit of ($13,431,694) as of December 31, 2010; and if revenues do not increase substantially in the near future, additional sources of funds will be needed to maintain operations.  These matters give rise to substantial doubt about the Company’s ability to continue as a going concern.

Management and other personnel have been focused on product and service development in lieu of product marketing.   From that exploration, the Company has decided it is in its best interests to explore the use of existing, well-established distribution channels for marketing and selling the DriverMax product line, which resulted a contract with Whayne, a Caterpillar dealer in Kentucky as announced in the Company’s 8-K, dated January 15, 2009.  The Company amended the contract as disclosed in our 8-K, dated May 5, 2010.  Management believes a large market exists for the Company’s products, testing services and the information provided by those services.  A combination of the products and services has been developed as a long-term program for customers, particularly in regulated markets.  Management will focus on the Company’s efforts on the sales of products, services, and programs with sensible controls over expenses.  Management believes these steps, if successful, will improve the Company’s liquidity and operating results, allowing it to continue in existence.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

 ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

N/A for smaller reporting companies

ITEM 8. Financial Statements and Supplementary Data

Financial Statements and Report of Independent Registered Public Accounting Firm

Mirenco, Inc.

December 31, 2010 and 2009

C O N T E N T S
Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	19

FINANCIAL STATEMENTS

BALANCE SHEETS	20
STATEMENTS OF OPERATIONS	21
STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT)	22
STATEMENTS OF CASH FLOWS	23
NOTES TO FINANCIAL STATEMENTS	24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

MIRENCO, Inc.

We have audited the accompanying balance sheets of MIRENCO, Inc. as of December 31, 2010 and 2009, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MIRENCO, Inc. as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note B, the Company incurred net losses of $520,747 and $578,492 during the years ended December 31, 2009 and 2010.  This, among others factors, as discussed in Note B to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note B.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ StarkSchenkein, LLP

Denver, Colorado

March 28, 2011

MIRENCO, INC.
BALANCE SHEETS
December 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 151,829	$ 6,857
Accounts receivable	58,478	22,453
Inventories, net	40,704	87,019
Prepaid expenses	14,968	1,568
Total current assets	265,979	117,897

PROPERTY AND EQUIPMENT, net of accumulated depreciation	416,946	445,599

PATENTS AND TRADEMARKS, net of accumulated amortization	10,516	12,364
TOTAL ASSETS	$ 693,441	$ 575,860

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES:
Current portion of notes payable	$ 38,332	$ 37,521
Current portion of convertible notes payable – related party	97,000	-
Accounts payable	350,281	280,655
Accrued expenses	43,707	30,175
Due to an officer and an affiliate	65,272	44,110
Other current liabilities	12,000	12,000
Dividends on convertible redeemable preferred stock	6,872	3,499
Note payable - related party	10,000	10,000
Total current liabilities	623,464	417,960

NOTES PAYABLE, less current portion	283,854	316,484

CONVERTIBLE NOTES PAYABLE:
Stockholders	405,939	97,000
Other	100,000	100,000

SHARES SUBJECT TO MANDITORY REDEMPTION	146,256	18,256
Total liabilities	1,559,513	949,700

STOCKHOLDERS' (DEFICIT):
Preferred stock, no stated value: 50,000,000 shares authorized,
no shares outstanding	-	-
Common stock, no par value: 100,000,000 shares authorized,
31,969,427 and 31,494,177 shares issued and outstanding, respectively	10,850,668	10,822,153
Additional paid-in capital	1,714,954	1,714,954
Accumulated (deficit)	(13,431,694)	(12,910,947)
Total Stockholders’ (Deficit)	(866,072)	(373,840)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$ 693,441	$ 575,860
The accompanying notes are an integral part of these financial statements.

MIRENCO, INC.
STATEMENTS OF OPERATIONS
Years ended December 31,

	2010	2009
Sales
Products	$ 247,275	$ 144,953
Services	195,054	191,771
Total Sales	442,329	336,724

Cost of sales
Products	104,969	45,765
Services	225,358	211,162
Total Cost of Sales	330,327	256,927

Gross profit	112,002	79,797

Operating Expenses

Salaries and wages	344,810	386,189
Royalty expense	13,026	10,102
Advertising	762	130
Other general and administrative expenses	196,617	229,420

Total Operating Expenses	555,215	625,841

(Loss) from operations	(443,213)	(546,044)

Other income (expense)
Interest income	2	3
Interest expense	(77,536)	(32,451)
	(77,534)	(32,448)

Net (Loss)	$ (520,747)	$ (578,492)

Net (loss) per share available for common
shareholders - basic and diluted	$ (0.02)	$ (0.02)

Weighted-average shares outstanding -
basic and diluted	31,655,345	31,274,961

The accompanying notes are an integral part of these financial statements.

MIRENCO, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance January 1, 2009	30,938,722	$10,750,778	$1,714,954	($12,332,455)	$133,277

Issuance of stock for notes
payable and accrued interest	197,875	35,617	-	-	35,617

Issuance of stock for cash	357,580	35,758	-	-	35,758

Net ( loss)	-	-	-	(578,492)	(578,492)

Balance December 31, 2009	31,494,177	10,822,153	1,714,954	(12,910,947)	(373,840)

Issuance of stock for notes
payable and accrued interest	475,250	28,515	-	-	28,515

Net ( loss)	-	-	-	(520,747)	(520,747)

Balance December 31, 2010	31,969,427	$10,850,668	$1,714,954	($13,431,694)	($866,072)

The accompanying notes are an integral part of these financial statements

MIRENCO, INC.
STATEMENTS OF CASH FLOWS
Years ended December 31,

	2010	2009

Cash flows from operating activities
Net (loss)	$ (520,747)	$ (578,492)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Depreciation and amortization	30,501	30,784
Dividends	3,373	1,093
Decrease (increase) in assets:
Accounts receivable	(36,025)	49,562
Inventories	46,315	15,232
Prepaid expenses	(13,400)	(22)
Increase (decrease) in liabilities:
Accounts payable	137,580	64,134
Due to officer and affiliate	21,162	(5,692)
Accrued expenses	13,532	5,512
Net cash (used in) operating activities	(317,709)	(417,889)

Cash flows (used in) investing activities:
Purchase of property and equipment	-	(921)
Net cash (used in) investing activities	-	(921)

Cash flows provided by financing activities:
Proceeds from issuance of redeemable preferred stock	128,000	-
Proceeds from issuance of common stock	-	35,758
Proceeds from long-term convertible debt - related party	366,500	332,000
Principal payments on long-term debt:
Banks and others	(31,819)	(35,699)
Net cash provided by financing activities	462,681	332,059

Increase (decrease) in cash and cash equivalents	144,972	(86,751)

Cash and cash equivalents, beginning of year	6,857	93,608

Cash and cash equivalents, end of year	$ 151,829	$ 6,857

Supplementary disclosure of cash flow information:
Cash paid during the year for interest	$ 26,198	$ 32,451
Cash paid during the year for income taxes	$ -	$ -
Supplementary disclosure of significant non-cash and
financing and investing activities:
Common stock issued for notes payable and accrued interest
payable to related parties	$ 28,515	$ 35,617
Conversion of Accounts payable to Note payable -
related party	$ 67,954	$ -
The accompanying notes are an integral part of these financial statements.

MIRENCO, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2010 and 2009

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

1.

Nature of Business

MIRENCO, Inc. (“the Company”) was organized and incorporated as an Iowa corporation on February 21, 1997.  The Company develops, markets and distributes certain technologically advanced products for which it has exclusive licensing rights. These products are for throttle control of internal combustion vehicles, primarily to improve fuel efficiency, reduce vehicle maintenance costs, reduce environmental emissions and improve overall vehicle performance.  The Company's products are sold primarily in the domestic market.

2.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

3.

Revenue Recognition

In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company:

Revenue is recognized from sales when a product is shipped and from services when they are performed.   During 2010, revenues from products were $248,525 compared to $144,953 in 2009.  Revenues from services were $193,804 and $191,771 in 2010 and 2009, respectively.

 4.

Accounts Receivable

Accounts receivable are stated at estimated net realizable value.  Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts. In determining collectibility, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances.

5.

Inventories

Inventories, consisting of purchased finished goods ready for sale, are stated at the lower of cost (as determined by the first-in, first-out method) or market. We evaluate our inventory value at the end of each quarter to ensure that actively moving inventory, when viewed by category, is carried at the lower of cost or market. In addition, we maintain a reserve for the estimated value associated with damaged, excess or obsolete inventory. The reserve generally includes inventory that has turn days in excess of 365 days, or discontinued items. As of December 31, 2010 and 2009, our inventory reserve amounted to $54,323.

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

7.

Patents and Trademarks

Patents and trademarks are amortized on the straight-line method over their legal lives. The Company recorded patent amortization expense of $1,848 and $2,080, respectively, in 2010 and 2009.

8.

Property and Equipment

Property and equipment are stated at cost.  The Company provides for depreciation on the straight-line method over the estimated useful lives of 3 years for computer equipment, 5 years for manufacturing and test equipment and other equipment, and 39 years for buildings.

9.

Impairment of Long-Lived Assets

The carrying value of long-lived assets is reviewed on a regular basis for the existence of facts and circumstances that suggest impairment. During the years ended December 31, 2010 and 2009, no material impairment has been indicated. Should there be any impairment in the future, the Company will measure the amount of the impairment based on the amount that the carrying value of the impaired assets exceeds its fair value.

10.

Stock-Based Compensation

The Company accounts for equity instruments issued to employees for services based on the fair value of the equity instruments issued and accounts for equity instruments issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

The Company accounts for stock based compensation with the costs resulting from all share-based transactions recorded in the financial statements. Fair value is the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. Fair value is the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based transactions.

11.

Net (Loss) Per Share

Basic (loss) per share is calculated by dividing net (loss) by the weighted average number of common shares outstanding for the period. Diluted (loss) per share is calculated by dividing net (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses, common stock equivalents, if any, are not considered, as their effect would be anti dilutive.

12.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2010 and 2009. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.

The carrying value of the Company’s long-term debt approximated its fair value based on the current market conditions for similar debt instruments.

13.

Royalty Expense

Royalty expense is recorded and paid based upon the sale of products, services, and rights related to patents according to a contractual agreement (see Note H).  Royalty expense incurred for the years ended December 31, 2010 and 2009 amounted to $13,026 and $10,102, respectively.

14.      Advertising

Advertising costs are charged to expense as incurred and amounted to $762 and $130 for the years ended December 31, 2010 and 2009, respectively.

15.       Software Development Costs

In connection with the development of software, the Company will incur external costs for software, and consulting services, and internal costs for payroll and related expenses of its technology employees directly involved in the development. Purchased software costs are capitalized. All other costs will be reviewed to determine whether they should be capitalized or expensed as product development costs.

16.       Research and Development

The Company expenses research and development costs as incurred.  Such costs include certain prototype products, test parts, consulting fees, and costs incurred with third parties to determine feasibility of products.  Costs incurred for research and development were $54,426 and $58,064 in 2010 and 2009, respectively.

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

18.      Segment Information

Certain information is disclosed, based on the way management organizes financial information for making operating decisions and assessing performance. The Company currently operates in a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

19.       Recent Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-01, Equity (Topic 505):  Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260.  Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The provisions of ASU 2010-01 have not had a material effect on the financial position, results of operations or cash flows of the Company.

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

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855).  The amendments remove the requirements for an SEC filer to disclose a date, in both issued and revised financial statements, through which subsequent events have been reviewed.  Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP.  ASU 2010-09 is effective for interim or annual financial periods ending after June 15, 2010.  Adoption of the provisions of ASU 2010-09 has not had a material effect on the financial position, results of operations or cash flows of the Company.

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

In April 2010, the FASB issued ASU 2010-17, Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. Adoption of the provisions of ASU 2010-17 did not have a material effect on the financial position, results of operations or cash flows of the Company.

On August 2, 2010, the FASB issued ASU 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules—Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies.  The ASU reflects changes made by the Securities and Exchange Commission (“SEC”) in Final Rulemaking Release No. 33-9026, which was issued in April 2009 and amended SEC requirements in Regulation S-X (17 CFR 210.1-01 et seq.) and Regulation S-K (17 CFR 229.10 et seq.) and made changes to financial reporting requirements in response to the FASB's issuance of SFAS No. 141(R), Business Combinations (ASC 805), and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (FASB ASC 810). Adoption of the provisions of ASU 2010-21 did not have a material impact on the Company’s financial statements.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

20.      Reclassifications

Certain reclassifications have been made to the prior year financial statements, in order to conform to the current year presentation.

NOTE B - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has incurred and may continue to incur net losses in the future. Net losses for the years ended December 31, 2010 and 2009 were ($520,747) and ($578,492), respectively, and the company had a working capital deficit of ($357,485) and an accumulated deficit of ($13,431,694) at December 31, 2010. If revenues do not increase substantially in the near future, additional sources of funds will be needed to maintain operations.  These matters give rise to substantial doubt about the Company’s ability to continue as a going concern.

Management and other personnel have been focused on product and service development in lieu of product marketing.  The Company’s management team has diligently explored several market segments relative to the Company’s product and service lines.  From that exploration, the Company has decided it is in its best interests to explore the use of existing, well-established distribution channels for marketing and selling the DriverMax product line.  Management also believes a large market exists for the Company’s testing services and the information provided by those services through the Company’s business relationship with Whayne Supply, a Caterpillar dealer in Kentucky.  This exclusive contract was announced in the Company’s 8-K filing of January 15, 2009.  The Company amended its contract with Whayne Supply as disclosed in the Company’s 8-K dated May 5, 2010.  A combination of the products and services has been developed as a long-term program for current and potential customers, particularly in regulated markets. Management will focus on the Company’s efforts on the sales of products, services, and programs with sensible controls over expenses.  Management believes these steps, if successful, will improve the Company’s liquidity and operating results, allowing it to continue in existence.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2010 and 2009:

2010:
PROPERTY AND EQUIPMENT
Land and building	$ 569,748
Manufacturing and test equipment	85,799
Furniture and fixtures	40,100
Computer equipment	113,802
Other equipment	82,579
Tool and die	29,025
Total	921,053
Less accumulated depreciation	(504,107)
Net	$ 416,946

2009:
PROPERTY AND EQUIPMENT
Land and building	$ 569,748
Manufacturing and test equipment	85,799
Furniture and fixtures	40,100
Computer equipment	113,802
Other equipment	82,579
Tool and die	29,025
Total	921,053
Less accumulated depreciation	(475,454)
Net	$ 445,599

The Company recorded $28,653 and $28,704 of depreciation expense for the years ended December 31, 2010 and 2009, respectively.  The building is collateral on the note payable of $267,205  as of December 31, 2010 (See Note E).

NOTE D - ACCRUED EXPENSES

Accrued expenses consisted of the following at December 31, 2010:

Royalty	$ 7,216
Payroll and payroll taxes	11,731
Other	24,760
$ 43,707

Accrued expenses consisted of the following at December 31, 2009:

Royalty	$ 1,026
Payroll and payroll taxes	24,159
Other	4,990
$ 30,175

NOTE E - NOTES PAYABLE

Notes payable consisted of the following at December 31, 2010:

		Current	Long-term
	Total	Portion	Portion
Note payable to bank in monthly installments of
$1,464, including principal and variable interest,
currently 6%, guaranteed by stockholder,
guaranteed by Small Business Administration	$ 54,981	$ 14,668	$ 40,313

Note payable to bank in monthly installments of
$3,659, including principal and interest at 8%.
	267,205	23,664	243,541

	$ 322,186	$ 38,332	$ 283,854

Effective January 18, 2008, the Company obtained a line of credit that calls for maximum borrowings of $301,500. The line bears interest at 8% per annum and is due January 18, 2018. As of the date of these financial statements, aggregate draws of $335,000 have been made against the line of credit. There are no restrictive covenants on this line of credit.  The outstanding balance as of December 31, 2010 is $267,205.   The building with a net book value of $407,232 as of December 31, 2010, is collateral on the note.

Maturities of notes payable are as follows:

2011	$ 38,332	2012	$ 41,173	2013	$ 44,228
2014	$ 38,167	2015	$ 32,412	Thereafter	$ 127,872

Notes payable to related parties consisted of the following at December 31, 2010:

		Current	Long-term
	Total	Portion	Portion

Note payable to investor, 9% interest payable
quarterly, principal due in July 2011	$ 10,000	$ 10,000	$ -

Convertible notes payable:
Notes payable to shareholders, 9% interest
payable quarterly, balloon payments of principal	502,939	97,000	405,939
due plus any accrued interest variously from
July 2011 to December 2013, convertible at the
holder's option at anytime, in whole or in part,
to shares of the Company's common stock at the
lesser of $0.10 per share or the then current
market price per common share.

Note payable to other related party, 12% interest
payable quarterly, principal due in	100,000	-	100,000
August 2014

	$ 612,939	$ 107,000	$ 505,939

NOTE F - CONCENTRATION OF CUSTOMERS

At December 31, 2010, the Company had 3 customers who accounted for 86% of sales and 4 customers who accounted for 90% of accounts receivable. At December 31, 2009, the Company had 5 customers who accounted for 85% of 2009 sales and 3 customers who accounted for 91% of accounts receivable.

	2010 Sales	Percent of Sales
Customer A	$53,995	12%
Customer B	32,768	7%
Customer C	293,997	66%
	$442,329	86%

NOTE G - INCOME TAXES

The Company accounts for income taxes using of the liability method, which provides that deferred tax assets and liabilities are recorded based on the differences between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.  Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes.  The sources and tax effects of the differences are as follows:

Income tax provision at federal statutory rate	34%
Effect of Net Operating Losses	(34%)
---%

As of December 31, 2010, the Company has a net operating loss carryforward of approximately $10,297,000.  This loss carryforward will be available to offset future taxable income.  If not used, this carryforward will expire through 2030.  The deferred tax asset of approximately $3,501,000 relating to the operating loss carryforward has been fully reserved as of December 31, 2010.  The increase the valuation allowance related to the deferred tax asset was approximately $174,000 during 2010.  The principal differences between the accumulated deficit for income tax purposes and for financial reporting purposes are related to stock based compensation and depreciation expense.

NOTE H - RELATED PARTY TRANSACTIONS

In 2010 and 2009, the Company incurred annual rent expense in the amount of $9,600 payable to an officer and majority stockholder, which is included in due to an officer and an affiliate at December 31, 2010 and 2009. Payments to related parties in 2010 and 2009 amounted to $902 and $18,240, respectively, for interest. During 2009, the Company issued 197,875 shares of common stock at $0.18 per share, which were issued for debt and accrued interest payable to related parties of $35,617.  At December 31, 2010 and 2009, the Company owed an officer and majority shareholder $65,272 and $44,110, respectively, for salary and past expenses paid on behalf of the Company. During 2009, expenses were incurred in the amount of $36,525 and repayments of $77,924, with $42,308 paid in cash and $35,617 converted into stock, were made to this individual.

The Company has an agreement that provides for royalty payments in the amount of 3% of gross sales (including product sales, service revenues, and all revenues from sales of patent rights) for the twenty years which began November 1, 1999.  This agreement can be terminated by the seller if the Company fails to make the above payments or becomes insolvent.  The Company incurred royalty expense to a company partially owned by the majority stockholder of the Company for the years ended December 31, 2010 and 2009, in the amounts of $13,026 and $10,102 respectively.

NOTE I - COMMON STOCK OPTIONS AND WARRANTS

Options

During 2009, the Company granted 4,000 options as shown below.  Of these, 4,000 options were issued to directors to purchase common stock at $0.12 per share.  Their options are exercisable at those prices until Janary 31, 2018.  The options are fully vested.  An additional 20,000 options granted in 2007 became fully vested in 2009.  No compensation costs have been recorded in conjunction with the issuances of the options, as the historical fair market values of the shares on the dates of grant have been de minimus in comparison to the exercise prices.

			Weighted-
			average
			exercise
	Number of shares		price
	Outstanding	Exercisable	per share
Outstanding, January 1, 2009	2,191,810	2,171,810	$ 1.01
Granted	4,000	24,000	0.23
Exercised	-	-	-
Expired	-	-	-
Outstanding, December 31, 2009	2,195,810	2,195,810	0.98
Granted	-	-	-
Exercised	-	-	-
Expired	(23,060)	(23,060)	1.60
Outstanding, December 31, 2010	2,172,750	2,172,750	$ 0.34

2010 Compensatory Stock Options and Warrants

Options outstanding				Options exercisable

Weighted-average
Range of	Number	remaining	Weighted-average	Number	Weighted-average
exercise prices	outstanding	contractual life	exercise price	exercisable	exercise price
$0.12-$5.00	2,172,750	3.32	$ 1.01	2,172,750	$ 0.34

Warrants

In conjunction with the return of 1,000,000 common shares in 2004 the Company issued 1,000,000 warrants to purchase common stock at $.25 per share to an officer. The warrants have no expiration date.

NOTE J - STOCKHOLDERS' (DEFICIT)

During 2009, the Company issued 197,875 shares of common stock at $.18 per share, which was issued for a note payable to a related party and accrued interest, totaling $35,617.  Also during 2009, 357,580 shares of common stock were issued at $.10 per share for cash of $35,758.

During 2010, the company issued 475,250 shares of common stock at $.06 per share, which was issued for a note payable to an employee and accrued interest,  totaling $28,515.

NOTE K – REDEEMABLE, CONVERTIBLE PREFERRED STOCK

In December 2006, the Company offered minimum $3,000 investments for 25,000 shares of its common stock at $0.12 per share, plus 500 shares of convertible, redeemable preferred stock valued by the Company at $1 per share. In connection with this offering, 13,900 shares of the convertible, redeemable preferred stock were issued in 2006. An additional 4,356 shares were issued in 2007. Each preferred share is convertible at the holder’s option, to five shares of the Company’s common stock, and carries a cumulative 6% dividend rate through December 31, 2011. The preferred shares may be redeemed by the Company any time after December 31, 2009, and must be fully redeemed on December 31, 2011, together with all cumulative dividends in arrears. Accordingly, $146,256 preferred shares are presented as shares subject to mandatory redemption in the accompanying financial statements.

In the second quarter of 2010, as disclosed in an 8K filing dated June 4, 2010, Mirenco offered Series A convertible, redeemable preferred stock at $.10 per share.  Each share of Series A Preferred Stock shall be convertible into one share of Common Stock.  A total of 5,000,000 Series A convertible, redeemable, preferred shares were approved by the board of directors, for a total potential investment of $500,000.  In connection with this offering, 1,280,000 shares of the Series A convertible, redeemable preferred stock were issued, for cash proceeds of $128,000.  Each Series A share plus any unpaid dividends is convertible at the holder’s option, to one share of the Company’s common stock, and carries a cumulative 6% dividend rate through December 31, 2015. Any time, or from time to time, after December 31, 2011, the Company may redeem any or all outstanding shares of Series A Preferred Stock upon thirty (30) days advance written notice to the holder and payment of the Redemption Price plus all accrued and unpaid dividends up to the date of redemption.  The Series A convertible, redeemable, preferred shares must be fully redeemed on December 31, 2015, at $.10 per share together with all cumulative dividends in arrears. Accordingly, the preferred shares are presented as shares subject to mandatory redemption in the accompanying financial statements.

NOTE L – SUBSEQUENT EVENTS

The Company issued 20,000 shares of Series A Preferred Stock at $.10 per share for cash proceeds of $2,000 during February of 2011. The Company has evaluated all transactions through the date these financial statements were available for issuance. Management has determined that there are no further subsequent events that would require disclosure.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A(T). Controls and procedures

(a)           Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information  required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, our principal  executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2010.

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

(b)          Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our management team will continue to evaluate our internal control over financial reporting throughout 2011.

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

Because of inherent limitations in any internal control over financial reporting, misstatements may occur and not be detected.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that internal controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

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

Management performed this evaluation as of December 31, 2010.  As a result of this evaluation, management concluded that Mirenco, Inc. maintained effective internal control over financial reporting as of December 31, 2010.

This annual report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC that require only management’s report in this annual report on Form 10-K.

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

Dwayne L. Fosseen, age 65, is founder, Chief Executive Officer (CEO), Chairman of the Board of Directors, and Principal (controlling) Stockholder of Mirenco, Inc. Mr. Fosseen has been CEO and a director of the Company since its inception.  Mr. Fosseen has personally been involved in major projects with the U.S. Department of Agriculture, the U.S. Department of Energy, the Iowa Corn Growers Board, the National BioDiesel Board and the Iowa Soybean Promotions Board. Mr. Fosseen has over 15 years experience in the field of heavy-duty engines and has directed major EPA testing efforts at Ortech Corporation, an international emissions testing company.

Director Tim Neugent, age 61, is a graduate of Marquette University and is currently Vice President and Chief Operating Officer (COO) of Powerfilm Solar of Ames, Iowa.  Previously he was Director of American Auto Finance and has owned and operated several companies in Central Iowa.  Mr. Neugent brings valuable business and marketing expertise to the Board of Directors.

Merlin Hanson, age 71, Director, is a Certified Public Accountant and a graduate of the University of Minnesota.  Mr. Hanson is a retired partner with McGladrey and Pullen with over 35 years experience with the firm.  Mr. Hanson also serves on the board of Powerfilm Solar of Ames, Iowa  as Chairman of the Board and Chairman of the Audit Committee and also serves on the board of Emerging Growth Group as a director.  In the past, Mr. Hanson served as the Chairman of the Board for Goodwill Industries, International.  Mr. Hanson is currently employed by Direct Communications Incorporated.

Don D. Williams, age 76, a lifelong resident of Williams, Iowa, has been involved in the grain business and is a major producer of livestock. Mr. Williams has also been associated with real estate as a licensed associate. Mr. Williams has served as an officer of the County Farm Bureau Board, Heart of Iowa Realtors Board, and the County Compensation and Extension Board. A director of Mirenco, Inc. since June 1, 1998, Mr. Williams is also a veteran of the Korean War.

Mr. Hanson and Mr. Neugent serve on the Company’s Audit Committee.  Mr. Hanson qualifies as a financial expert with his long career as a Certified Public Accountant, with practice experience in reporting matters for publicly held companies.

Glynis M. Hendrickson, age 50, became Chief Financial Officer in February, 2007.  Mrs. Hendrickson graduated from the University of Northern Iowa in 1996.  Mrs. Hendrickson started with Mirenco, Inc. in 2005 as controller.  Mrs. Hendrickson has 8 years of accounting experience in the manufacturing industry prior to coming to Mirenco.

Daniel Bina, age 30, became COO in October of 2008.  Mr. Bina holds a degree in Mechanical Engineering from Iowa State University.  Mr. Bina joined the Mirenco team in 2003 as an engineer.  Mr. Bina was promoted to Chief Engineer in 2005 and most recently promoted to COO in October of 2008.

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

ITEM 11. Executive Compensation

The following table sets forth the compensation of the named executive officers for each of the Company's last two completed fiscal years.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Options Awarded	All Other Compensation	Total

Dwayne Fosseen, CEO	2010	$ 65,000	$ -	$ -	$ -	$ 65,000
	2009	$ 65,000	$ -	$ 120	$ -	$ 65,120

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

Aggregate Option Exercises and Fiscal Year-End Option Value

There were no stock options exercised during the years ended December 31, 2010 and 2009.

Compensation of Directors

The following table sets forth with respect to the directors, compensation information inclusive of equity awards and payments made for the fiscal year ended December 31, 2010:

Name	Fees Earned or Paid in Case ($)	Options Awarded	All Other Compensation	Total

Dwayne Fosseen	$ -	$ 0	$ -	$ 0
Donald Williams	$ -	$ 0	$ -	0
Merlin Hanson	$ -	$ 0	$ -	$ 0
Timothy Neugent	$ -	$ 0	$ -	$ 0

Stock options are awarded to board members for board meeting attendance.  These options are fully vested at the award date.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the individuals serving on the Board of Directors, the Company’s executive officers and significant employees, and information with respect to the number of shares of the Company’s common stock beneficially owned by each of them directly or indirectly as of December 31, 2010. The number of shares beneficially owned includes shares, if any, held in the name of the spouse, minor children, or other relatives of the individual living in his home, as well as shares, if any, held in the name of another person under an arrangement whereby the individual enjoys the right to vote or the use of the income, or whereby the individual can vest or re-vest title in himself or herself at once or at some future time.

Name, Position and Address	Amount Beneficially		Percent
of Beneficial Owner	Owned		of Class

Dwayne Fosseen, Director, Chairman of the Board	10,920,296	(a)	25.5%
and Chief Executive Officer
206 May Street
Radcliffe, IA 50230

Glynis M. Hendrickson, Secretary	76,500	(b)	0.24%
and Chief Financial Officer
206 May Street
Radcliffe, IA 50230

Don Williams, Director	420,700	(c)	1.3%
206 May Street
Radcliffe, IA 50230

Tim Neugent, Director	49,000	(d)	0.15%
206 May Street
Radcliffe, IA 50230

Merlin Hanson, Director	20,000	(e)	0.06%
206 May Street
Radcliffe, IA 50230

Daniel Bina, Chief Operating Officer	6,000	(f)	0.02%
206 May Street
Radcliffe, IA 50230

All Directors and Officers as a group
(7 persons)	11,492,496		26.4%

Robert Glace	7,211,000		21.1%

Total number of shares outstanding December 31, 2010	31,969,427
Total options outstanding	2,172,750
Total warrants outstanding	1,000,000

Total shares, options and warrants	35,142,177

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

ITEM 13. Certain Relationships and Related Transactions

During 2010, the Company issued 475,250 shares of common stock at $.06 per share, which was issued for a note payable to an employee, plus accrued interest, totaling $28,515.

During 2009, the Company issued 197,875 shares of common stock at $.18 per share, which was issued for a note to related parties, plus accrued interest, totaling $35,617.

The Company has an agreement that provides for royalty payments in the amount of 3% of gross sales (including product sales, service revenues, and all revenues from sales of patent rights) for 20 years, which began November 1, 1999. This agreement can be terminated by the seller if the Company fails to make the above payments or becomes insolvent. The Company incurred royalty expense to a company partially owned by the majority stockholder of the Company for the years ended December 31, 2010 and 2009 in the amounts of $13,026 and $10,102 respectively.

ITEM 14.

 PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s board of directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of StarkSchenkein, LLP as the Company's independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by StarkSchenkein, LLP in 2010 and 2009 were approved by the board of directors.

Audit Fees

The aggregate fees billed for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-Q for 2010 and 2009 were $37,198 and $38,135 respectively, net of expenses.

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

 a)

The following documents are filed as part of this report:

1 and 2.  The following financial statements are included in Item 8 of this Annual Report:

Report of Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2010 and 2009

Statements of Operations for the years ended December 31, 2010 and 2009

Statements of Stockholders' (Deficit) for the years ended December 31, 2010 and 2009

Statements of Cash Flows for the years ended December 31, 2010 and 2009

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

10.31

2008 Common Stock Incentive Compensation Plan(incorporated by reference to the Company’s 14C filed on September 17, 2008.

10.32

Distributor Agreement with Whayne Supply, dated January 13, 2009

 10.33

Amendement to Distributor Agreement with Whayne Supply, dated April 30, 2010 (incorporated by reference to the Company’s 8K filed on May 5, 2010.

 * 31.1

Certification of Dwayne Fosseen, Principal Executive Officer,dated April 14, 2011 pursuant to Rule 31a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

* 31.2

Certification of Glynis Hendrickson, Principal Financial Officer,dated April 14, 2011  pursuant to Rule 31a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

* 32

Certifications of Dwayne Fosseen, Principal Executive Officer, and Glynis Hendrickson, Principal Financial Officer, dated April 14, 2011 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

•

Filed with this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mirenco, Inc.
(Registrant)

By: /s/ Glynis M. Hendrickson -------------------------------------- Glynis M. Hendrickson Principal Financial Officer and Principal Accounting Officer

Date: April 14, 2011

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Dwayne Fosseen ------------------------------------- Dwayne Fosseen Chairman of the Board, Principal Executive Officer and Director

Date: April 14, 2011

By: /s/ Don Williams ----------------------------------- Don Williams Director

Date: April 14, 2011

              By:     /s/  Timothy Neugent

                     -----------------------------------

                     Timothy Neugent

                     Director

Date: April 14, 2011

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

Date: April 14, 2011

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

Date: April 14, 2011

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

Date:  April 14, 2011

/s/ Dwayne Fosseen

Dwayne Fosseen

Chief Executive Officer and President

/s/ Glynis Hendrickson

Principal Financial Officer