Form 10-Q
period 2011-03-31
MIRENCO INC
filed 2011-05-23
CIK 1041609

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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

Yes    [   ]            No    [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  Number of Common Shares outstanding at May 20, 2011: 31,969,427.

#1722863

Index	Page

Cautionary Statement on Forward-Looking Statements

Part I. FINANCIAL INFORMATION

Item 1. Condensed Balance Sheets at March 31, 2010 (Unaudited) and	1
December 31, 2010

Condensed Statements of Operations for the three months ended March 31, 2011	2
and 2010 (Unaudited)

Condensed Statements of Cash Flows for the three months ended March 31, 2011	4
and 2010 (Unaudited)

Notes to Condensed Financial Statements (Unaudited)	5

Item 2. Management's Discussion and Analysis of Financial Condition and	11
Results of Operations

Item 4T. Controls and Procedures	17

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3. Defaults Upon Senior Securities	18

Item 4. (Removed)	18

Item 5. Other Information	18

Item 6. Exhibits	19

SIGNATURES	20

Cautionary Statement on Forward-Looking Statements.

The discussion in this Report on Form 10-Q, including the discussion in Item 2 of PART I, contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are based on current expectations, estimates and projections about the Company’s business, based on management’s current beliefs and assumptions made by management.  Words such as “expects”, “anticipates”, “intends”, “believes”, “plans”, “seeks”, “estimates”, and similar expressions or variations of these words are intended to identify such forward-looking statements.  Additionally, statements that refer to the Company’s estimated or anticipated future results, sales or marketing strategies, new product development or performance or other non-historical facts are forward-looking and reflect the Company’s current perspective based on existing information.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements.  Such risks and uncertainties include those set forth below in Item 1 as well as previous public filings with the Securities and Exchange Commission.  The discussion of the Company’s financial condition and results of operations included in Item 2 of PART I should also be read in conjunction with the financial statements and related notes included in Item 1 of PART I of this quarterly report.  These quarterly financial statements do not include all disclosures provided in the annual financial statements and should be read in conjunction with the “Risk Factors” and annual financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2010 as filed with the Commission on April 14, 2011.  The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

MIRENCO, Inc.
CONDENSED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 7,363	$ 151,829
Accounts receivable	22,943	58,478
Inventories	37,634	40,704
Prepaid expenses	9,355	14,968
Total current assets	77,295	265,979
PROPERTY AND EQUIPMENT, net of accumulated depreciation	409,783	416,946
PATENTS AND TRADEMARKS, net of accumulated amortization	10,080	10,516
TOTAL ASSETS	$ 497,158	$ 693,441

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Current portion of note payable	$ 38,921	$ 38,332
Current portion of convertible notes payable – related party	97,000	97,000
Accounts payable	341,533	350,281
Accrued expenses	48,372	43,707
Due to officers	68,098	65,272
Other current liabilities	12,000	12,000
Dividends on convertible redeemable preferred shares	9,059	6,872
Notes payable to related party	10,000	10,000
Total current liabilities	624,983	623,464

LONG TERM LIABILITIES
Notes payable, less current portion	273,939	283,854
CONVERTIBLE NOTES PAYABLE:
Stockholders	406,939	405,939
Other	100,000	100,000
MANDATORILY REDEEMABLE PREFERRED STOCK
Shares subject to mandatory redemption
18,256 shares outstanding, cumulative dividends at 6%	18,256	18,256
Series A, no par, mandatorily redeemable convertible preferred stock,
dividends at 6%	130,000	128,000
Total liabilities	1,554,117	1,559,513
STOCKHOLDERS' (DEFICIT)
Preferred stock, $.01 par value, 50,000,000 shares authorized
no shares issued or outstanding	-	-
Common stock, no par value: 100,000,000 shares authorized,
31,969,427 shares issued and outstanding	10,850,668	10,850,668
Additional paid-in capital	1,714,954	1,714,954
Accumulated deficit	(13,622,581)	(13,431,694)
Total stockholder's deficit	(1,056,959)	(866,072)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$ 497,158	$ 693,441

See the accompanying notes to the condensed financial statements.

MIRENCO, Inc.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months	Three Months
	Ended	Ended
	March 31, 2011	March 31, 2010

Sales
Product	$ 8,545	$ -
Services	39,050	30,051
Total sales	47,595	30,051
Cost of sales
Product	7,945	-
Services	59,617	52,448
Total cost of sales	67,563	52,448

Gross loss	(19,968)	(22,397)

Salaries and wages	86,046	84,326
Other general and administrative expenses	61,292	47,964

Total general an administrative expenses	147,338	132,290

Loss from operations	(167,307)	(154,687)

Other income (expense)
Interest income	-	1
Interest expense	(23,581)	(21,878)
	(23,581)	(21,877)

NET LOSS	$ (190,888)	$ (176,564)

Net loss per share available for common
shareholders - basic and diluted	$ (0.01)	$ (0.01)

Weighted-average shares outstanding -
basic and diluted	31,969,427	31,494,177

See the accompanying notes to the condensed financial statements.

MIRENCO, Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
	Three Months	Three Months
	Ended	Ended
	March 31, 2011	March 31, 2010
Cash flows from operating activities
Net cash used in operating activities	$ (136,898)	$ (170,178)

Cash flows from investing activities
Net cash used in investing activities	-	-

Cash flows from financing activities
Principal payments on long-term debt:
Banks and others	(9,568)	(1,096)
Proceeds from long term borrowing and issuance of preferred	2,000	179,500
stock
Net cash (used in) provided by financing activities	(7,568)	178,404

(Decrease) increase in cash and cash equivalents	(144,466)	8,226

Cash and cash equivalents, beginning of period	151,829	6,857

Cash and cash equivalents, end of period	$ 7,363	$ 15,083

Supplementary disclosure of cash flow information:
Cash paid during the quarter for interest	$ 5,788	$ 6,526
Cash paid during the quarter for taxes	$ -	-

See the accompanying notes to the condensed financial statements.

MIRENCO, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

NOTE A – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company included in the Company’s Form 10-K for the year ended December 31, 2010 as filed with the Commission on April 14, 2011.

The accounting policies followed by the Company are set forth in Note A to the Company’s consolidated financial statements in the 2010 Form 10-K, and are supplemented throughout the notes to condensed consolidated financial statements in this report.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the 2010 Form 10-K.

NOTE B – FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with ASC Subtopic 825, Financial Instruments, fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2011 and December 31, 2010.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  These financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable.  Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.

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

MIRENCO, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

In April 2010, FASB issued ASU No. 2010-13, Compensation-Stock Compensation (Topic 718). This clarified the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades. The Company adopted this ASU effective January 1, 2011. The adoption of this ASU did not have a material impact on the Company’s results of operations or cash flows.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE E – LOSS PER SHARE

Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses, common stock equivalents, if any, are not considered, as their effect would be anti dilutive.

NOTE F – INVENTORY

Inventories, consisting of purchased finished goods ready for sale, are stated at the lower of cost (as determined by the first-in, first-out method) or market. In addition, we maintain a reserve for the estimated value associated with damaged, excess or obsolete inventory. The reserve value generally includes inventory that has turn days in excess of 365 days, or discontinued items. At March 31, 2011 our inventory reserve amounted to $54,323.

MIRENCO, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

NOTE G - REALIZATION OF ASSETS

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. Net loss for the three months ended  March  31, 2011 was ($190,888), and the Company had a working capital deficit of ($547,688) at March  31, 2011.  The Company has incurred net losses aggregating ($13,622,581) from inception, and may continue to incur net losses in the future. If revenues do not increase substantially in the near future, additional sources of funds will be needed to maintain operations.  These matters give rise to substantial doubt about the Company’s ability to continue as a going concern.

Management and other personnel have been focused on product and service development in lieu of product marketing.  The Company’s management team has diligently explored several market segments relative to the Company’s product and service lines.  From that exploration, the Company has decided it is in its best interests to explore the use of existing, well-established distribution channels for marketing and selling the DriverMax product line.  Management also believes a large market exists for the Company’s testing services and the information provided by those services through the Company’s business relationship with Whayne Supply, a Caterpillar dealer in Kentucky.  This exclusive contract was announced in the Company’s 8-K filing of January 15, 2009.  A combination of the products and services has been developed as a long-term program for current and potential customers, particularly in regulated markets.  Revenues from the agreement are below the Company’s expectations and Whayne Supply has not met the minimum sales requirements defined in the contract. The Company signed an amended exclusive agreement with Whayne Supply Co., Inc. on April 30, 2010, which is disclosed in the Company’s 8K filing, dated May 5, 2010.  We believe that our continued relationship with Whayne will significantly improve the Company’s revenues in the future.  Whayne Supply has signed four Caterpillar Dealers as Mirenco dealers to date and continues to develop markets for Mirenco’s products and services.  We believe more Caterpillar dealers will become Mirenco dealers during the remaining quarters of 2011 and that sales and revenues will continue to increase.  Management will focus on the Company’s efforts on the sales of products, services, and programs with sensible controls over expenses.  Management believes these steps, if successful, will improve the Company’s liquidity and operating results, allowing it to continue in existence.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE H – NOTES PAYABLE

Effective January 18, 2008, the Company obtained a line of credit that calls for maximum borrowings of $301,500. The line bears interest at 8% per annum and is due January 18, 2018. As of the date of these financial statements, aggregate draws of $335,000 have been made against the line of credit. Total principal payments of $73,537 have been made on this line of credit as of March 31, 2011, leaving an outstanding balance of $261,463.  The building with a net book value of $403,708 as of March 31, 2011 is collateral on the note.

MIRENCO, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

Notes payable consisted of the following at March 31, 2011:

		Current	Long-term
	Total	Portion	Portion
Note payable to bank in monthly installments of
$1,464, including principal and variable interest,
currently 6%, guaranteed by stockholder,
guaranteed by Small Business Administration	$ 51,397	$ 14,787	$ 36,610

Note payable to bank in monthly installments of
$3,659, including principal and interest at 8%,
collateralized by building	261,463	24,134	237,329

	$ 312,860	$ 38,921	$ 273,939

MIRENCO, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

NOTE I – NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consisted of the following at March 31, 2011:

		Current	Long-term
	Total	Portion	Portion

Note payable to investor, 9% interest payable
quarterly, principal due in July 2011	$ 10,000	$ 10,000	$ -

Convertible notes payable:
Notes payable to shareholders, 9% interest
payable quarterly, balloon payments of principal	503,939	97,000	406,939
due plus any accrued interest variously from
July 2012 to December 2013, convertible at the
holder's option at anytime, in whole or in part,
to shares of the Company's common stock at the
lesser of $.10 per share or the then current
market price per common share.

Note Payable to other related party, 12% interest
payable quarterly, principal due in
August , 2014	100,000		100,000

	$ 613,939	$ 107,000	$ 506,939

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

In the second quarter of 2010, as disclosed in an 8K filing dated June 4, 2010, Mirenco offered Series A convertible, redeemable preferred stock at $.10 per share.  Each share of Series A Preferred Stock shall be convertible into one share of Common Stock.  A total of 5,000,000 Series A convertible, redeemable, preferred shares were approved by the board of directors, for a total potential investment of $500,000.  In connection with this offering, 1,300,000 shares of the Series A convertible, redeemable preferred stock were issued, for cash proceeds of $130,000.  Each Series A share plus any unpaid dividends is convertible at the holder’s option, to one share of the Company’s common stock, and carries a cumulative 6% dividend rate through December 31, 2015.  Any time, or from time to time, after December 31, 2011, the Company may redeem any or all outstanding shares of Series A Preferred Stock upon thirty (30) days advance written notice to the holder and payment of the Redemption Price plus all accrued and unpaid dividends up to the date of redemption.  The Series A convertible, redeemable, preferred shares must be fully redeemed on December 31, 2015, at $.10 per share together with all cumulative dividends in arrears.  Accordingly, the preferred shares are presented as shares subject to mandatory redemption in the accompanying financial statements.

NOTE K - STOCKHOLDERS’ (DEFICIT)

During the three months ended March 31, 2011, the Company issued 4,000 options to purchase common stock at $.07 per share to directors of the company, exercisable through January 31, 2018.

The following summarizes the options outstanding at March 31, 2011:

COMMON STOCK OPTIONS
			Weighted-
			average
			exercise
	Number of shares		price
	Outstanding	Exercisable	per share
Outstanding, December 31, 2010	2,172,750	2,172,750	$ 0.34
Granted	8,000	8,000	0.07
Exercised	-	-	-
Expired	-	-	-
Outstanding March 31, 2011	2,180,750	2,,180,750	$ 0.34

The following table summarizes information about options outstanding at March 31, 2011, under the Compensatory Stock Option Plan:

2011 Compensatory Stock Options and Warrants

Options outstanding				Options exercisable

Weighted-average
Range of	Number	remaining	Weighted-average	Number	Weighted-average
exercise prices	outstanding	contractual life	exercise price	exercisable	exercise price
$0.12-$5.00	2,180,750	3.17	$ 0.34	2,180,750	$ 0.34

NOTE L – REVENUES

Gross sales of $47,595, included $8,545 in product sales and $39,050  in sales of services during the three months ended March 31, 2011.

MIRENCO, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

NOTE M – MAJOR CUSTOMERS

During the three months ended March 31, 2011, three  major customers accounted for 96% of total sales. At March 31, 2011, one customers accounted for 96% of accounts receivable.

Sales:

A	$3,600	8%
B	$27,450	58%
C	$14,865	31%

Total Sales	$47,595	96%

NOTE N -  SUBSEQUENT EVENTS

One convertible note due in the amount of  $98,000 to a major shareholder and related party was issued in May 2011. The note bears 9% interest payable quarterly with a balloon payment of principal due in three years plus any accrued interest beginning May 2011 to December 2014.  These notes are convertible at the shareholder’s option at anytime to shares of the Company’s common stock at the lesser of $.10 per share of the then current market price per common share.

In preparing the accompanying financial statements, the Company has evaluated subsequent transactions through the issuance date of this quarterly report on Form 10Q and has determined there are no other material subsequent events which should be disclosed.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General and Background

Mirenco, Inc. was organized and incorporated in the State of Iowa on February 21, 1997. We develop, market and distribute technologically advanced products, improving efficiencies in engine combustion and equipment application.  Mirenco also offers consultative services in evaluating diesel engines through its Mirenco Diesel Evaluation Procedure (MDEP), which consists of testing procedures, comparison to other engines on its proprietary data base and making recommendations for maintenance activities and/or application of Mirenco’s proprietary technology.

Our primary products are derived from technology developed in the United States. They are D-Max, C-Max, EconoCruise and Fuel-Tracker.

In addition to products, Mirenco, Inc. offers consultative services with its Combustion Management Program called MDEP.

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

(2) Marketing methods

Our strategy is to market and sell our products primarily through third party distributors and to a lesser extent through direct sales.  For the three months ended March 31, 2011, sales through distributors accounted for 31% of our sales.  As disclosed in an 8-K dated January 15, 2009, we have entered into a distributor agreement with Whayne Supply Company (Whayne).  As disclosed in an 8-K dated May 5, 2010, the Company agreed to amend the distributor agreement minimum sales requirements with Whayne.  We continue to expect that Whayne will be the exclusive distributor for our MDEP, Fuel Tracker, data base management and related services for off-road, heavy equipment and on-highway vehicles and equipment markets throughout the United States and Canada.  Although the sales results from the Whayne relationship have been slower than expected, we continue to believe that our relationship with Whayne will bring value to Mirenco by providing exposure to 60 Caterpillar dealers and their customers, across the US and Canada.  As of March 31, 2011, Whayne signed four Caterpillar dealers as Mirenco dealers.  During the first quarter, Whayne has continued to develop relationships with other Caterpillar dealers, as well as market our products and service to their existing customers.

We have incurred annual losses since inception while developing and introducing our original products and focusing management and other resources on capitalizing the Company to support future growth. Relatively high management, personnel, consulting and marketing expenditures were incurred in prior years in preparation for the commercialization of our products. We expect distribution and selling expenses to increase directly with sales increase, however, as a percentage of sales, these expenses should decline as sales increase.  It is anticipated that general and administrative expenses may increase as our business expands.

Liquidity and Capital Resources

As of March 31, 2011, the Company had total current assets of $77,295 and current liabilities of $624,983, resulting in a working capital deficit of ($547,688).  The Company’s available sources for generating cash for working capital have been through the issuance of common stock and notes payable and, eventually, we expect that working capital will be available through the development of profitable operations.

The Company’s future capital requirements will depend on many factors, including expansion of our business; increased sales of both services and products, the cost of third-party financing, development of new revenue resources and administrative expense.  We do not expect to expand our facilities during 2011.

On October 13, 2009 the Company signed a convertible promissory note with Whayne with a total aggregate principal amount of  $100,000, with interest of 12%.  The Note is convertible into shares of common stock at a conversion price equal to the lesser of (i) $0.10 per share, or (ii) the then current market price per Common Share, as determined by taking the average closing price of the Common Stock quoted on the OTC bulletin Board for the sixty (60) business days immediately prior to the conversion date. It is intended that the conversion will take place on August 31, 2014, the maturity date.

Effective January 18, 2008, the Company obtained a line of credit that calls for maximum borrowings of $301,500. The line bears interest at 8% per annum and is due January 18, 2018. As of the date of these financial statements, aggregate draws of $335,000 have been made against the line of credit, and payments in the amount of $73,537 have been made.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. Net loss for the three months ended March 31, 2011 was ($190,888).  The Company has incurred net losses aggregating ($13,622,581) from inception, and may continue to incur net losses in the future. If revenues do not increase substantially in the near future, additional sources of funds will be needed to maintain operations.  These matters give rise to substantial doubt about the Company’s ability to continue as a going concern.

Management and other personnel have been focused on product and service development in lieu of product marketing.  The Company’s management team believes it has has diligently explored several market segments relative to the Company’s product and service lines.  From that exploration, the Company has decided it is in its best interests to explore the use of existing, well-established distribution channels for marketing and selling the DriverMax product line.  Management also believes a large market exists for the Company’s testing services and the information provided by those services through the Company’s business relationship with Whayne, a Caterpillar dealer in Kentucky.  This exclusive contract was announced in the Company’s 8-K filing of January 15, 2009. As disclosed in an 8-K dated May 5, 2010, the Company agreed to amend the distributor agreement minimum sales requirements with Whayne.  Although Whayne has been developing a marketing strategy and ramping up sales efforts in the US and Canada, we have yet to experience an increase in sales from the arrangement.  As of the first quarter of 2011, Whayne has signed four Caterpillar locations as Mirenco dealers and and continues to develop the market for Mirenco services and products.

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

Summary of Significant Accounting Policies

Inventories.  Inventories, consisting of purchased finished goods ready for sale, are stated at the lower of cost (as determined by the first-in, first-out method) or market. We evaluate our inventory value at the end of each quarter to ensure that actively moving inventory, when viewed by category, is carried at the lower of cost or market. In addition, we maintain a reserve for the estimated value associated with damaged, excess or obsolete inventory. The reserve generally includes inventory that has turn days in excess of 365 days, or discontinued items. At March 31, 2011 our inventory reserve amounted to $54,323.

Accounts Receivable.  Accounts receivable are stated at estimated net realizable value.  Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts. In determining collectability, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances. We use the direct write-off method for accounts receivable that are determined to be uncollectible and believe there is no material difference in this method from the allowance method.

Results of Operations

Three months ended March 31, 2011:

Gross sales of $47,595, including $8,545 in product sales and $39,050 in sales of services, were realized for the three months ended March 31, 2011 and were $17,544 more than sales of $30,051 for the same period one year ago. The increase is primarily due to the sale of MDEP equipment in 2011 and a slight increase in MDEP reporting revenue in the first quarter of 2011 over the first quarter of 2010.   Although revenues during the first quarter of 2011 fell below the Company’s expectations and Whayne has not meet the minimum sales requirements defined in the contract, we feel that marketing efforts and new relationships developed by Whayne during the first quarter  of 2011 will significantly improve the Company’s revenues in the future.  The Company signed an amended exclusive agreement with  Whayne  on April 30, 2010, which is disclosed in the Company’s 8K filing, dated May 5, 2010.   Cost of sales for the three months ended March 31, 2011 was $67,563 resulting in gross loss of $(19,968), as compared to gross loss of ($22,397) for the prior period, an increase in gross profit of $2,429.  This increase is due primarily to more product sales compared to the sales over the same period in the prior year. In the three months ended March 31, 2011, $47,041 of employment costs were included in Cost of Sales compared to $47,789 in the corresponding period in the prior year.  Salary expense for the three months ended March 31, 2011 was $86,046 compared to $84,326 in the corresponding period in the prior year.  After accounting for the employment costs included in cost of sales, salaries were consistent with the corresponding period in the prior year.

A comparative breakdown of “Other general and administrative expenses” per the Statements of Operations included in PART I Item 1 above is as follows:

	Three Months	Three Months
	Ended	Ended
	March 31, 2011	March 31, 2010

Royalty	$ 1,428	$ 902
Advertising	20	10
Depreciation and amortization	7,600	7,668
Insurance	19,358	9,718
Professional fees	13,120	12,232
Office expenses	6,586	6,659
Travel	420	973
Utilities	12,760	9,802

Total general and administrative expenses	$ 61,292	$ 47,964

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

2.

Advertising expense for the three months ended March 31, 2011 was consistent with the same period in the prior year.

 3.

Depreciation and amortization expense was consistent with the corresponding period in the prior year.

4.

Insurance expense for the three months ended March 31, 2011 increased $9,640 over the same period in the prior year primarily due to the negative impact the Company’s financial situation had on renewal rates.

5.

Professional fees expense was consistent with the same period in the prior year.

6.

Office expense for the three months ended March 31, 2011 was consistent with the same period last year.

7.

Travel expense for the three months ended March 31, 2011 decreased $553 compared to travel expense for the corresponding period in the prior year.  This is primarily due to less travel by management.

8.

Utilities expense for the three months ended March 31, 2011 increased $2,958 compared to utilities expense for the same period in the prior year.  This is due primarily to rate increases.

Interest expense for the three months ended March 31, 2011 and 2010 was $23,581 and $21,878, respectively.

We use estimates in the preparation of our financial statements.  The estimates used, relate to the valuation of receivables and the useful lives of equipment and patents. Since our receivables consist of larger individual accounts, we elect to use the direct write off method for those accounts that are deemed to be uncollectible.  We believe there is no material difference in this method from the allowance method.  There have been no accounts written off in 2011. If it is determined that potential losses of a material amount in receivables are likely, the allowance for doubtful accounts method will be adopted. No such allowance is considered to be required at this time. If it were determined that the depreciated cost of our equipment and the amortized cost of our patents exceeded their fair market value, there would be a negative impact on our results of operations to the extent the depreciated and amortized cost of these assets exceeded their fair market value.

The carrying value of long-lived assets is reviewed on a regular basis for the existence of facts and circumstances that suggest impairment. During the first three months of 2011, no material impairment has been indicated. Should there be an impairment in the future, the Company will measure the amount of the impairment based on the amount by which the carrying value of the impaired assets exceed the fair value of the impaired assets.

We account for equity instruments issued to employees for services, based on the fair value of the equity instruments issued and account for equity instruments issued to other than employees, based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

We outsource the production of our DriverMax products to ICE Corporation of Manhattan, Kansas.  If, for some reason, the relationship between the Company and ICE Corporation should be interrupted or discontinued, the operations of the Company could be adversely affected until such time as an alternative supply source could be located, contracted and begin producing our technology.  Such an event could materially affect our results of operations.  We continue to review our relationship with this single source and believe there is no need for an alternative source at this time. As sales of product grow, we will continue to review the need for alternative sources.

Item 4T.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2011.

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

Legal Proceedings

None

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

               During the first three months of 2011, there were 20,000 shares of the Series A convertible, mandatorily redeemable preferred stock were issued, for cash proceeds of $2,000.  Each Series A share plus any unpaid dividends is convertible at the holder’s option, to one share of the Company’s common stock, and carries a cumulative 6% dividend rate throug December 31, 2015.  Any time, or from time to time, after December 31, 2011, the Company may redeem any or all outstanding shares of Series A Preferred Stock upon thirty (30) days advance written notice to the holder and payment of the Redemption Price plus all accrued and unpaid dividends up to the date of redemption.  The Series A convertible, redeemable, preferred shares must be fully redeemed on December 31, 2015, together with all cumulative dividends in arrears.  Accordingly, the preferred shares are presented as shares subject to mandatory redemption in the accompanying financial statements.  Exemption from registration was claimed pursuant to Regulation D promulgated under the Securities Act of 1933.

During the three  months ended March 31, 2011, the Company issued 8,000 options to purchase common stock at $.07 per share to directors of the company, exercisable through January 31, 2018.

Item 3.

Defaults upon Senior Securities

None

Item 4.  Removed

Item 5.  Other Information

None

ITEM 6. Exhibits

(a) Exhibits

.

*31.1

Certification  pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Glynis M. Hendrickson, dated May 23, 2011

*31.2

Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Dwayne Fosseen, dated May 23, 2011

*32.1

Certification pursuant to, Section 906 of the Sarbanes-Oxley Act of 2002 for Dwayne Fosseen and Glynis M. Hendrickson, dated May 23, 2011.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mirenco, Inc.
(Registrant)

By: /s/ Glynis M. Hendrickson -------------------------------------- Glynis M. Hendrickson Chief Financial Officer (Principal Financial Officer)

Date:  May 23, 2011

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Dwayne Fosseen ------------------------------------- Dwayne Fosseen Chief Executive Officer and President (Principal Executive Officer) and Director and Chairman Of the Board

Date:  May 23, 2011

By: /s/ Don Williams ----------------------------------- Don Williams Director

Date:  May 23, 2011

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

Date:  May 23, 2011

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

Date:  May 23, 2011

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

(2)

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

(3)

Based on my knowledge, the financial statements and other information included in this quarterly report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the Company as of and for the period presented in this quarterly report.

/s/ Dwayne Fosseen

Dwayne Fosseen

Chief Executive Officer and President

(Principal Executive Officer)

May 23, 2011

/s/ Glynis M. Hendrickson

Glynis M. Hendrickson

Chief Financial Officer

(Principal Financial Officer)

May 23, 2011