Form 10-Q
period 2011-06-30
MIRENCO INC
filed 2011-08-22
CIK 1041609

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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

Yes    [   ]            No    [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  Number of Common Shares outstanding at August 15, 2011: 31,969,427.

#1722863

Index	Page

Cautionary Statement on Forward-Looking Statements

Part I. FINANCIAL INFORMATION

Item 1. Condensed Balance Sheets at June 30, 2011 (Unaudited) and	1
December 31, 2010

Condensed Statements of Operations for the three months ended June 30, 2011	2
and 2010 (Unaudited)
Condensed Statements of Operations for the six months ended June 30, 2011
and 2010 (Unaudited) Condensed Statements of Cash Flows for the six months ended June 30, 2011	4
and 2010 (Unaudited)

Notes to Condensed Financial Statements (Unaudited)	5

Item 2. Management's Discussion and Analysis of Financial Condition and	11
Results of Operations

Item 4T. Controls and Procedures	17

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3. Defaults Upon Senior Securities	18

Item 4. (Removed)	18

Item 5. Other Information	18

Item 6. Exhibits	19

SIGNATURES	20

Cautionary Statement on Forward-Looking Statements.

The discussion in this Report on Form 10-Q, including the discussion in Item 2 of PART I, contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are based on current expectations, estimates and projections about the Company’s business, based on management’s current beliefs and assumptions made by management.  Words such as “expects”, “anticipates”, “intends”, “believes”, “plans”, “seeks”, “estimates”, and similar expressions or variations of these words are intended to identify such forward-looking statements.  Additionally, statements that refer to the Company’s estimated or anticipated future results, sales or marketing strategies, new product development or performance or other non-historical facts are forward-looking and reflect the Company’s current perspective based on existing information.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements.  Such risks and uncertainties include those set forth below  as well as previous public filings with the Securities and Exchange Commission.  The discussion of the Company’s financial condition and results of operations included in Item 2 of PART I should also be read in conjunction with the financial statements and related notes included in Item 1 of PART I of this quarterly report.  These quarterly financial statements do not include all disclosures provided in the annual financial statements and should be read in conjunction with the  annual financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2010 as filed with the Commission on April 14, 2011.  The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

MIRENCO, Inc.
CONDENSED BALANCE SHEETS

	June 30, 2011	December 31, 2010
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$ 2,110	$ 151,829
Accounts receivable	9,700	58,478
Inventories	34,234	40,704
Prepaid expenses	3,742	14,968
Total current assets	49,786	265,979
PROPERTY AND EQUIPMENT, net of accumulated depreciation	402,620	416,946
PATENTS AND TRADEMARKS, net of accumulated amortization	9,643	10,516
TOTAL ASSETS	$ 462,049	$ 693,441
LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Current portion of note payable	$ 39,628	$ 38,332
Current portion of convertible notes payable - related party	97,000	97,000
Accounts payable	339,107	350,281
Accrued expenses	63,678	43,707
Due to officers	70,498	65,272
Other current liabilities	12,000	12,000
Dividends on convertible redeemable preferred shares	11,028	6,872
Notes payable to related parties	10,000	10,000
Total current liabilities	642,939	623,464

LONG TERM LIABILITIES
Notes payable, less current portion	263,754	283,854
CONVERTIBLE NOTES PAYABLE:
Stockholders	533,353	405,939
Other	100,000	100,000
MANDATORILY REDEEMABLE PREFERRED STOCK
Shares subject to mandatory redemption
18,256 shares outstanding, cumulative dividends at 6%	18,256	18,256
Series A, no par, mandatorily redeemable convertible preferred stock,
dividends at 6%	130,000	128,000

Total liabilities	1,688,302	1,559,513
STOCKHOLDERS' (DEFICIT)
Preferred stock, $.01 par value, 50,000,000 shares authorized
no shares issued or outstanding	-	-
Common stock, no par value: 100,000,000 shares authorized,
31,969,427 shares issued and outstanding	10,850,668	10,850,668
Additional paid-in capital	1,714,954	1,714,954
Accumulated (deficit)	(13,791,875)	(13,431,694)
Total stockholder's (deficit)	(1,226,253)	(866,072)
TOTAL LIABILITIES & STOCKHOLDERS' (DEFICIT)	$ 462,049	$ 693,441

See the accompanying notes to the condensed financial statements.

MIRENCO, Inc.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
	Six Months	Six Months
	Ended	Ended
	June 30, 2011	June 30, 2010

Sales
Product	$ 28,913	$ 49,272
Services	117,909	90,329
Total sales	146,822	139,601
Cost of sales
Product	23,562	40,179
Services	121,867	109,103
Total cost of sales	145,429	149,282
Gross profit (loss)	1,393	(9,681)

Salaries and wages	176,886	169,200
Other general and administrative expenses	136,045	114,916

Total general and administrative expenses	312,931	284,116

(Loss) from operations	(311,538)	(293,797)
Other income (expense)
Interest income	1	1
Interest expense	(48,645)	(41,507)
	(48,644)	(41,506)

NET (LOSS)	$ (360,182)	$ (335,303)

Net (loss) per share available for common
shareholders - basic and diluted	$ (0.01)	$ (0.01)

Weighted-average shares outstanding -
basic and diluted	31,969,427	31,494,177

See the accompanying notes to the condensed financial statements.

MIRENCO, Inc.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
	Three	Three
	Ended	Ended
	June 30, 2011	June 30, 2010

Sales
Product	$ 20,369	$ 49,272
Services	78,859	60,278
Total sales	99,228	109,550
Cost of sales
Product	15,616	40,179
Services	62,250	56,655
Total cost of sales	77,866	96,834
Gross profit	21,362	12,716

Salaries and wages	90,840	84,874
Other general and administrative expenses	74,753	66,953

Total general and administrative expenses	165,593	151,827

Loss from operations	(144,231)	(139,111)

Other income (expense)
Interest income	-	1
Interest expense	(25,063)	(19,559)
	(25,063)	(19,558)

NET LOSS	$ (169,294)	$ (158,669)

Net (loss) per share available for common
shareholders - basic and diluted	$ (0.01)	$ (0.01)

Weighted-average shares outstanding -
basic and diluted	31,969,427	31,494,177

See the accompanying notes to the condensed financial statements.

MIRENCO, Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
	Six Months	Six Months
	Ended	Ended
	June 30, 2011	June 30, 2010
Cash flows from operating activities
Net cash (used in) operating activities	$ (248,916)	$ (290,385)

Cash flows from investing activities
Net cash (used in) investing activities	-	-

Cash flows from financing activities
Proceeds from mandatorily redeemable preferred stock	-	15,500
Principal payments on long-term debt:
Banks and others	(17,803)	(17,429)
Proceeds from long term borrowing	117,000	289,500
Net cash provided by financing activities	99,197	287,571

(Decrease) in cash and cash equivalents	(149,719)	(2,814)

Cash and cash equivalents, beginning of period	151,829	6,857

Cash and cash equivalents, end of period	$ 2,110	$ 4,043

Supplementary disclosure of cash flow information:
Cash paid for interest	$ 5,878	$ 6,620
Cash paid for taxes	$ -	-

Supplementary disclosure of noncash financing information::

Transfer of related party accounts payable to notes payable	$ 11,413	$ -

See the accompanying notes to the condensed financial statements.

MIRENCO, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2011

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

The accounting policies followed by the Company are set forth in Note A to the Company’s financial statements in the 2010 Form 10-K, and are supplemented throughout the notes to condensed financial statements in this report.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes included in the 2010 Form 10-K.

NOTE B – FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with ASC Subtopic 825, Financial Instruments, fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2011 and December 31, 2010.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  These financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable.  Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values as of June 30, 2011.

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

June 30, 2011

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

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively. The Company anticipates that the adoption of this standard will not materially expand its financial statement footnote disclosures.

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

NOTE F – INVENTORY

Inventories, consisting of purchased finished goods ready for sale, are stated at the lower of cost (as determined by the first-in, first-out method) or market. In addition, we maintain a reserve for the estimated value associated with damaged, excess or obsolete inventory. The reserve value generally includes inventory that has turn days in excess of 365 days, or discontinued items. At June 30, 2011 inventory reserve amounted to $54,323.

MIRENCO, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

NOTE G - REALIZATION OF ASSETS

The accompanying financial statements have been  prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. Net loss for the six months ended  June 30, 2011 was ($360,182), and the Company had a working capital deficit of ($593,153) at June 30, 2011.  The Company has incurred net losses aggregating ($13,791,875) from inception, and may continue to incur net losses in the future. If revenues do not increase substantially in the near future, additional sources of funds will be needed to maintain operations.  These matters give rise to substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE H – NOTES PAYABLE

Effective January 18, 2008, the Company obtained a line of credit that calls for maximum borrowings of $301,500. The line bears interest at 8% per annum and is due January 18, 2018. As of the date of these financial statements, aggregate draws of $335,000 have been made against the line of credit. Total principal payments of $79,394 have been made on this line of credit as of June 30, 2011, leaving an outstanding balance of $255,606.  The building with a net book value of $400,184 as of June 30, 2011 is collateral on the note.

MIRENCO, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

Notes payable consisted of the following at June 30, 2011:

		Current	Long-term
	Total	Portion	Portion
Note payable to bank in monthly installments of
$1,464, including principal and variable interest,
currently 6%, guaranteed by stockholder,
guaranteed by Small Business Administration	$ 47,776	$ 15,015	$ 32,761

Note payable to bank in monthly installments of
$3,659, including principal and interest at 8% ,
collateralized by building	255,606	24,613	230,993

	$ 303,382	$ 39,628	$ 263,754

MIRENCO, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

NOTE I – NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consisted of the following at June 30, 2011:

		Current	Long-term
	Total	Portion	Portion

Note payable to investor, 9% interest payable
quarterly, principal due in July 2013	$ 10,000	$ 10,000	$ -

Convertible notes payable:
Notes payable to shareholders, 9% interest
payable quarterly, balloon payments of principal
due plus any accrued interest variously from
July 2012 to December 2013, convertible at the
holder's option at anytime, in whole or in part,
to shares of the Company's common stock at the
lesser of $.10 per share or the then current
market price per common share.
	630,353	97,000	533,353
Note Payable to other related party, 12% interest
payable quarterly, principal due in	100,000	-	100,000
August 2014

	$ 740,353	$ 107,000	$ 633,353

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

NOTE K - STOCKHOLDERS’ (DEFICIT)

During the six months ended June 30, 2011, the Company issued 8,000 options to purchase common stock at $.07 per share to directors of the company, exercisable through January 31, 2018.

The following summarizes the options outstanding at June 30, 2011:

COMMON STOCK OPTIONS
			Weighted-
			average
			exercise
	Number of shares		price
	Outstanding	Exercisable	per share
Outstanding, December 31, 2010	2,172,750	2,172,750	$ 0.34
Granted	8,000	8,000	0.07
Exercised	-	-	-
Expired	-	-	-
Outstanding June 30, 2011	2,180,750	2,180,750	$ 0.34

The following table summarizes information about options outstanding at June 30, 2011, under the Compensatory Stock Option Plan:

2011 Compensatory Stock Options and Warrants

Options outstanding				Options exercisable

Weighted-average
Range of	Number	remaining	Weighted-average	Number	Weighted-average
exercise prices	outstanding	contractual life	exercise price	exercisable	exercise price
$0.12-$5.00	2,180,750	2.91	$ 0.34	2,180,750	$ 0.34

NOTE L – REVENUES

Gross sales of $146,822, included $28,913 in product sales and $117,909  in sales of services during the six months ended June 30, 2011.

MIRENCO, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

NOTE M – MAJOR CUSTOMERS

During the six  months ended June 30, 2011, four  major customers accounted for 92% of total sales. At June 30, 2011, one customer accounted for 86% of accounts receivable.

Sales:

A	$ 67,497	46%
B	48,241	33%
C	10,503	7%
D	8,826	6%

Total Sales	$ 146,825	92%

NOTE N -  SUBSEQUENT EVENTS

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

) Marketing methods Our strategy is to market and sell our products primarily through third party distributors and to a lesser extent through direct sales.  For the six months ended June 30, 2011, sales through distributors accounted for 33% of our sales.  As disclosed in an 8-K dated January 15, 2009, we have entered into a distributor agreement with Whayne Supply Company (Whayne).  As disclosed in an 8-K dated May 5, 2010, the Company agreed to amend the distributor agreement minimum sales requirements with Whayne.  We continue to expect that Whayne will be the exclusive distributor for our MDEP, Fuel Tracker, data base management and related services for off-road, heavy equipment and on-highway vehicles and equipment markets throughout the United States and Canada.  Although the sales results from the Whayne relationship have been slower than expected, we continue to believe that our relationship with Whayne will bring value to Mirenco by providing exposure to 60 Caterpillar dealers and their customers, across the US and Canada.  As of June 30, 2011, Whayne signed four Caterpillar dealers as Mirenco dealers.  During the second quarter, Whayne has continued to develop relationships with other Caterpillar dealers, as well as market our products and service to their existing customers.

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

Liquidity and Capital Resources and Going Concern

As of June 30, 2011, the Company had total current assets of $49,786 and current liabilities of $642,939, resulting in a working capital deficit of ($593,153).  The Company’s available sources for generating cash for working capital have been through the issuance of common stock and notes payable and, eventually, we expect that working capital will be available through the development of profitable operations.

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

Effective January 18, 2008, the Company obtained a line of credit that calls for maximum borrowings of $301,500. The line bears interest at 8% per annum and is due January 18, 2018. As of the date of these financial statements, aggregate draws of $335,000 have been made against the line of credit, and payments in the amount of $79,394 have been made.

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

We currently own the registered trademark for Mirenco, Reg. No. 3,691,344issued October 6, 2009.  We have also made the following Trademark filings:

1.

US Application No. 77/895,107 for “MIRENCO” – Notice of Allowance received, statement of use due July 13, 2011.

2.

US Application No. 77/895,100 for “MIRENCO – YOU CANNOT MANAGE WHAT YOU CANNOT MEASURE (DESIGN)” – Notice of Allowance Received, statement of useor extension request due January 13, 2012 .

According to the terms of our agreement with American Technologies to acquire certain patent- rights, we have incurred a 3% royalty of annual gross sales for a period of 20 years, which began November 1, 1999.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. Net loss for the six months ended June 30, 2011 was ($360,182).  The Company has incurred net losses aggregating ($13,791,875) from inception, and may continue to incur net losses in the future. If revenues do not increase substantially in the near future, additional sources of funds will be needed to maintain operations.  These matters give rise to substantial doubt about the Company’s ability to continue as a going concern.

Management and other personnel have been focused on product and service development in lieu of product marketing.  The Company’s management team believes it has diligently explored several market segments relative to the Company’s product and service lines.  From that exploration, the Company has decided it is in its best interests to explore the use of existing, well-established distribution channels for marketing and selling the DriverMax product line.  Management also believes a large market exists for the Company’s testing services and the information provided by those services through the Company’s business relationship with Whayne, a Caterpillar dealer in Kentucky.  This exclusive contract was announced in the Company’s 8-K filing of January 15, 2009. As disclosed in an 8-K dated May 5, 2010, the Company agreed to amend the distributor agreement minimum sales requirements with Whayne.  Although Whayne has been developing a marketing strategy and ramping up sales efforts in the US and Canada, we have yet to experience an increase in sales from the arrangement.  As of the second quarter of 2011, Whayne has signed four Caterpillar locations as Mirenco dealers and continues to develop the market for Mirenco services and products.

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

Summary of Significant Accounting Policies

Inventories.  Inventories, consisting of purchased finished goods ready for sale, are stated at the lower of cost (as determined by the first-in, first-out method) or market. We evaluate our inventory value at the end of each quarter to ensure that actively moving inventory, when viewed by category, is carried at the lower of cost or market. In addition, we maintain a reserve for the estimated value associated with damaged, excess or obsolete inventory. The reserve generally includes inventory that has turn days in excess of 365 days, or discontinued items. At June 30, 2011 our inventory reserve amounted to $54,323.

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

Results of Operations

Three months ended June 30, 2011:

Gross sales of $99,228, including $20,369 in product sales and $78,859 in sales of services, were realized for the three months ended June 30, 2011 and were $10,322 less than sales of $109,550 for the same period one year ago. The decrease is primarily due to fewer meter sales in the second quarter of 2011 than in 2010 .    Cost of sales for the three months ended June 30, 2011 was $77,866 resulting in gross profit of $21,362 as compared to gross profit of  $12,716 for the prior period, resulting to an increase in gross profit of $8,646.  This increase is due primarily to more MDEP sales compared to the sales over the same period in the prior year. In the three months ended June 30, 2011, $45,375 of employment costs were included in Cost of Sales compared to $44,761 in the corresponding period in the prior year.  Salary expense for the three months ended June 30, 2011 was $90,840 compared to $84,874 in the corresponding period in the prior year.  After accounting for the employment costs included in cost of sales, salaries were consistent with the corresponding period in the prior year.

Six months ended June 30, 2011:

Gross sales of $146,822 including $28,913 in product sales and $117,909 in sales of services, were realized for the six months ended June 30, 2011 and were $7,221 more than sales of $139,601 for the same period one year ago. The increase is primarily due to more MDEP service sales.   Although revenues during the second quarter of 2011 fell below the Company’s expectations and Whayne has not met the minimum sales requirements defined in the contract, we feel that marketing efforts and new relationships developed by Whayne during the first two quarters  of 2011 will significantly improve the Company’s revenues in the future.  The Company signed an amended exclusive agreement with  Whayne  on April 30, 2010, which is disclosed in the Company’s 8K filing, dated May 5, 2010.   Cost of sales for the six months ended June 30, 2011 was $145,429 resulting in gross profit of $1,393 as compared to gross (loss) of  ($9,681) for the same period in the prior year, resulting to an increase in gross profit of $11,074.  This increase is due primarily to more MDEP sales compared to the sales over the same period in the prior year. In the six months ended June 30, 2011, $90,469 of employment costs were included in Cost of Sales compared to $88,641 in the corresponding period in the prior year.  Salary expense for the six months ended June, 2011 was $176,886 compared to $169,200 in the corresponding period in the prior year.  After accounting for the employment costs included in cost of sales, salaries were consistent with the corresponding period in the prior year.

A comparative breakdown of “Other general and administrative expenses” per the Statements of Operations included in PART I Item 1 above is as follows:

	Three Months	Three Months
	Ended	Ended
	June 30, 2011	June 30, 2010

Royalty	$ 2,977	$ 3,287
Advertising	45	517
Depreciation and amortization	7,600	7,632
Insurance	16,293	6,084
Professional fees	26,816	33,152
Office expenses	10,425	5,197
Travel	1,539	1,144
Utilities	9,058	9,940

Total general and administrative expenses	$ 74,753	$ 66,953

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

2.

Advertising expense for the three months ended June 30, 2011 decreased $472  over the same period in the prior year due to posting more press releases in the prior period.

 3.

Depreciation and amortization expense was consistent with the corresponding period in the prior year.

4.

Insurance expense for the three months ended June 30, 2011 increased $10,209 over the same period in the prior year primarily due to the negative impact the Company’s financial situation had on renewal rates.

5.

Professional fees expense decreased by $6,336 with the same period in the prior year primarily due to reduced legal fees.

6.

Office expense for the three months ended June 30, 2011 increased $5,228 over the same period last year, primarily due to late payment fees and penalties.

7.

Travel expense for the three months ended June 30, 2011 increased $395  compared to travel expense for the corresponding period in the prior year.  This is primarily due to travel to trade shows.

8.

Utilities expense for the three months ended June 30, 2011 remained relatively consistent compared to utilities expense for the same period in the prior year.

	Six Months	Six Months
	Ended	Ended
	June 30, 2011	June 30, 2010

Royalty	$ 4,405	$ 4,188
Advertising	65	527
Depreciation and amortization	15,200	15,300
Insurance	35,650	15,802
Professional fees	39,188	45,385
Office expenses	15,360	9,455
Travel	1,959	2,118
Utilities	24,218	22,141

Total general and administrative expenses	$ 136,045	$ 114,916

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

2.

Advertising expense for the six months ended June 30, 2011 decreased $462 over the same period in the prior year, this is primarily due to less press releases in 2011.

 3.

Depreciation and amortization expense was consistent with the corresponding period in the prior year.

4.

Insurance expense for the six months ended June 30, 2011 increased $19,848 over the same period in the prior year primarily due to the negative impact the Company’s financial situation had on renewal rates.

5.

Professional fees expense decreased $6,197 over the same period in the prior year, this is primarily due to reduced legal fees.

6.

Office expenses for the six months ended June, 2011 increased $5,905 over the same period last year, this is primarily due to late fees and penalties.

7.

Travel expense for the six months ended June 30, 2011 decreased $159 compared to travel expense for the corresponding period in the prior year.  This is primarily due to less travel by management.

8.

Utilities expense for the six months ended June 30, 2011 increased $2,077 compared to utilities expense for the same period in the prior year.  This is due primarily to rate increases.

Interest expense for the six months ended June 30, 2011 and 2010 was $48,645 and $41,437, respectively.  Interest expense increased due to increased borrowing from a related party.

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

The carrying value of long-lived assets is reviewed on a regular basis for the existence of facts and circumstances that suggest impairment. During the first six months of 2011, no material impairment has been indicated. Should there be an impairment in the future, the Company will measure the amount of the impairment based on the amount by which the carrying value of the impaired assets exceed the fair value of the impaired assets.

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

Item 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2011.

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

Legal Proceedings

None

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

               During the first six months of 2011, there were 20,000 shares of the Series A convertible, mandatorily redeemable preferred stock were issued, for cash proceeds of $2,000.  Each Series A share plus any unpaid dividends is convertible at the holder’s option, to one share of the Company’s common stock, and carries a cumulative 6% dividend rate throug December 31, 2015.  Any time, or from time to time, after December 31, 2011, the Company may redeem any or all outstanding shares of Series A Preferred Stock upon thirty (30) days advance written notice to the holder and payment of the Redemption Price plus all accrued and unpaid dividends up to the date of redemption.  The Series A convertible, redeemable, preferred shares must be fully redeemed on December 31, 2015, together with all cumulative dividends in arrears.  Accordingly, the preferred shares are presented as shares subject to mandatory redemption in the accompanying financial statements.  Exemption from registration was claimed pursuant to Regulation D promulgated under the Securities Act of 1933.

During the six months ended June 30, 2011, the Company issued 8,000 options to purchase common stock at $.07 per share to directors of the company, exercisable through January 31, 2018.

Item 3.

Defaults upon Senior Securities

None

Item 4.  Removed

Item 5.  Other Information

None

ITEM 6. Exhibits

(a) Exhibits

.

*31.1

Certification  pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Glynis M. Hendrickson, dated August 22, 2011

*31.2

Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Dwayne Fosseen, dated August 22, 2011

*32.1

Certification pursuant to, Section 906 of the Sarbanes-Oxley Act of 2002 for Dwayne Fosseen and Glynis M. Hendrickson, dated August 22, 2011.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mirenco, Inc.
(Registrant)

By: /s/ Glynis M. Hendrickson -------------------------------------- Glynis M. Hendrickson Chief Financial Officer (Principal Financial Officer)

Date:  August 22, 2011

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Dwayne Fosseen ------------------------------------- Dwayne Fosseen Chief Executive Officer and President (Principal Executive Officer) and Director and Chairman Of the Board

Date:  August 22, 2011

By: /s/ Don Williams ----------------------------------- Don Williams Director

Date:  August 22, 2011

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

Date:  August 22, 2011

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

Date:  August 22, 2011

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

         (Principal Financial Officer)

EXHIBIT 32.1

CERTIFICATION

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report on Form 10-Q of Mirenco, Inc. for the period ended June 30, 2011 as filed with the Securities and Exchange Commission (the “Report”), I Dwayne Fosseen, Chief Executive Officer and I, Glynis M. Hendrickson, Chief Financial Officer of Mirenco, Inc. (the “Company”) certify, to the best of my knowledge, that:

(1)

the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

/s/ Dwayne Fosseen

Dwayne Fosseen

Chief Executive Officer and President

(Principal Executive Officer)

August 22, 2011

/s/ Glynis M. Hendrickson

Glynis M. Hendrickson

Chief Financial Officer

(Principal Financial Officer)

August 22, 2011