Form 10-Q
period 2011-09-30
MIRENCO INC
filed 2011-12-22
CIK 1041609

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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

Yes   [X]             No    [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes _X] No [ _]

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

Yes    [   ]            No    [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  Number of Common Shares outstanding at December  22, 2011: 31,969,427.

#1722863

Index	Page

Cautionary Statement on Forward-Looking Statements

Part I. FINANCIAL INFORMATION

Item 1. Condensed Balance Sheets at September 30, 2011 (Unaudited) and	1
December 31, 2010

Condensed Statements of Operations for the three months ended September 30, 2011	2
and 2010 (Unaudited)
Condensed Statements of Operations for the nine months ended September 30, 2011
and 2010 (Unaudited) Condensed Statements of Cash Flows for the nine months ended September 30, 2011	4
and 2010 (Unaudited)

Notes to Condensed Financial Statements (Unaudited)	5

Item 2. Management's Discussion and Analysis of Financial Condition and	11
Results of Operations

Item 4T. Controls and Procedures	17

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3. Defaults Upon Senior Securities	18

Item 4. (Removed)	18

Item 5. Other Information	18

Item 6. Exhibits	19

SIGNATURES	20

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

MIRENCO, Inc.
CONDENSED BALANCE SHEETS

	September 30, 2011	December 31, 2010
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$ 4,566	$ 151,829
Accounts receivable	54,795	58,478
Inventories, net of reserve	34,587	40,704
Prepaid expenses	-	14,968
Total current assets	93,948	265,979

PROPERTY AND EQUIPMENT, net of accumulated depreciation	395,457	416,946
PATENTS AND TRADEMARKS, net of accumulated amortization	9,206	10,516
TOTAL ASSETS	$ 498,611	$ 693,441
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Current portion of note payable	$ 40,348	$ 38,332
Current portion of convertible notes payable - related party	97,000	97,000
Accounts payable	417,680	350,281
Accrued expenses	60,848	43,707
Due to officers	76,762	65,272
Other current liabilities	12,000	12,000
Dividends on convertible redeemable preferred shares	13,899	6,872
Notes payable to related parties	10,000	10,000
Total current liabilities	728,537	623,464

LONG TERM LIABILITIES
Notes payable, less current portion	253,385	283,854
CONVERTIBLE NOTES PAYABLE:
Stockholders	533,353	405,939
Other	100,000	100,000
MANDATORILY REDEEMABLE PREFERRED STOCK
Shares subject to mandatory redemption
18,256 shares outstanding, cumulative dividends at 6%	18,256	18,256
Series A, no par, mandatorily redeemable convertible preferred stock,
dividends at 6%	167,250	128,000
OTHER LIABILTIES
Deferred Revenue	44,925
TOTAL LIABILTIES	1,845,706	1,559,513

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.01 par value, 50,000,000 shares authorized
no shares issued or outstanding	-	-
Common stock, no par value: 100,000,000 shares authorized,
31,969,427 shares issued and outstanding	10,850,668	10,850,668
Additional paid-in capital	1,714,954	1,714,954
Accumulated (deficit)	(13,912,717)	(13,431,694)
Total stockholder's (deficit)	(1,347,095)	(866,072)
TOTAL LIABILITIES & STOCKHOLDERS' (DEFICIT)	$ 498,611	$ 693,441

See the accompanying notes to the condensed financial statements.

See the accompanying notes to the condensed financial statements.

MIRENCO, Inc.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
	Three	Three
	Ended	Ended
	September 30, 2011	September 30, 2010

Sales
Product	$ 2,422	$ 14,953
Services	108,913	38,906
Total sales	111,335	53,859
Cost of sales
Product	1,665	10,463
Services	67,018	61,031
Total cost of sales	68,683	71,495

Gross profit (loss)	42,652	(17,636)

Salaries and wages	88,240	88,849
Other general and administrative expenses	49,502	50,515

Total general and administrative expenses	137,742	139,364

(Loss) from operations	(95,090)	(157,000)

Other income (expense)
Interest income	-	1
Interest expense	(25,752)	(19,570)
	(25,752)	(19,569)

NET (LOSS)	$ (120,842)	$ (176,569)

Net (loss) per share available for common
shareholders - basic and diluted	$ (0.00)	$ (0.01)

Weighted-average shares outstanding -
basic and diluted	31,969,427	31,541,051

See the accompanying notes to the condensed financial statements.

MIRENCO, Inc.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
	Nine Months	Nine Months
	Ended	Ended
	September 30, 2011	September 30, 2010

Sales
Product	$ 31,335	$ 64,225
Services	226,822	129,235
Total sales	258,157	193,460
Cost of sales
Product	25,227	50,642
Services	188,885	170,136
Total cost of sales	214,112	220,778

Gross profit (loss)	44,045	(27,318)

Salaries and wages	265,127	258,049
Other general and administrative expenses	185,546	165,430

Total general and administrative expenses	450,673	423,479

(Loss) from operations	(406,628)	(450,797)

Other income (expense)
Interest income	2	2
Interest expense	(74,397)	(61,007)
	(74,395)	(61,005)

NET (LOSS)	$ (481,023)	$ (511,802)

Net (loss) per share available for common
shareholders - basic and diluted	$ (0.02)	$ (0.02)

Weighted-average shares outstanding -
basic and diluted	31,969,427	31,654,335

MIRENCO, Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
	Nine Months	Nine Months
	Ended	Ended
	September 30, 2011	September 30, 2010
Cash flows from operating activities
Net cash (used in) operating activities	$ (283,459)	$ (358,449)

Cash flows from investing activities
Net cash (used in) investing activities	-	-

Cash flows from financing activities

Principal payments on long-term debt:
Banks and others	85,532	(26,348)
Proceeds from related party convertible notes payable	11,414	289,500
Issuance of mandatorily redeemable preferred stock	39,250	97,500
Net cash provided by financing activities	136,196	360,652

(Decrease) increase in cash and cash equivalents	(147,263)	2,204

Cash and cash equivalents, beginning of period	151,829	6,857

Cash and cash equivalents, end of period	$ 4,566	$ 9,061

Supplementary disclosure of cash flow information:
Cash paid for interest	$ 5,707	$ 5,834
Cash paid for taxes	$ -	$ -
Non-cash financing activities:
Common stock issued for notes/accounts payable and accrued interest
payable to related parties	$ -	$ 28,515
Notes payable related party issued for accounts payable	$ -	$ 39,439

See the accompanying notes to the condensed financial statements.

MIRENCO, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2011

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

NOTE B – FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with ASC Subtopic 825, Financial Instruments, fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2011 and December 31, 2010.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  These financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable.  Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values as of September 30, 2011.

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

September 30, 2011

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

NOTE F – INVENTORY

Inventories, consisting of purchased finished goods ready for sale, are stated at the lower of cost (as determined by the first-in, first-out method) or market. In addition, we maintain a reserve for the estimated value associated with damaged, excess or obsolete inventory. The reserve value generally includes inventory that has turn days in excess of 365 days, or discontinued items. At September 30, 2011 inventory reserve amounted to $54,323.

MIRENCO, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2011

(Unaudited)

NOTE G - REALIZATION OF ASSETS

The accompanying financial statements have been  prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. Net loss for the nine months ended  September  30, 2011 was ($481,023), and the Company had a working capital deficit of ($634,589) at September 30, 2011.  The Company has incurred net losses aggregating ($13,912,717) from inception, and may continue to incur net losses in the future. If revenues do not increase substantially in the near future, additional sources of funds will be needed to maintain operations.  These matters give rise to substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE H – NOTES PAYABLE

Effective January 18, 2008, the Company obtained a line of credit that calls for maximum borrowings of $301,500. The line bears interest at 8% per annum and is due January 18, 2018. As of the date of these financial statements, aggregate draws of $335,000 have been made against the line of credit. Total principal payments of $110,469 have been made on this line of credit as of September 30, 2011, leaving an outstanding balance of $249,633.  The building with a net book value of $396,660 as of September 30, 2011 is collateral on the note.

MIRENCO, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2011

(Unaudited)

Notes payable consisted of the following at September 30, 2011:

		Current	Long-term
	Total	Portion	Portion
Note payable to bank in monthly installments of
$1,464, including principal and variable interest,
currently 6%, guaranteed by stockholder,
guaranteed by Small Business Administration	$ 44,100	$ 15,246	$ 28,854

Note payable to bank in monthly installments of
$3,659, including principal and interest at 8%.
Collateralized by building	249,633	25,102	224,531

	$ 293,733	$ 40,348	$ 253,385

MIRENCO, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2011

(Unaudited)

NOTE I – NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consisted of the following at September 30, 2011:

		Current	Long-term
	Total	Portion	Portion

Note payable to investor, 9% interest payable
quarterly, principal due in July 2013	$ 10,000	$ 10,000	$ -

Convertible notes payable:
Notes payable to shareholders, 9% interest
payable quarterly, balloon payments of principal	630,353	97,000	533,353
due plus any accrued interest variously from
July 2012 to December 2013, convertible at the
holder's option at anytime, in whole or in part,
to shares of the Company's common stock at the
lesser of $.10 per share or the then current
market price per common share.

Note Payable to other related party, 12% interest
payable quarterly, prinicipal due in	100,000	-	100,000
August 2014

	$ 740,353	$ 107,000	$ 633,353

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

In the second quarter of 2010, as disclosed in an 8K filing dated June 4, 2010, Mirenco offered Series A convertible, redeemable preferred stock at $.10 per share.  Each share of Series A Preferred Stock shall be convertible into one share of Common Stock.  A total of 5,000,000 Series A convertible, redeemable, preferred shares were approved by the board of directors, for a total potential investment of $500,000.  In connection with this offering, 1,672,500 shares of the Series A convertible, redeemable preferred stock were issued, for cash proceeds of $167,250.  Each Series A share plus any unpaid dividends is convertible at the holder’s option, to one share of the Company’s common stock, and carries a cumulative 6% dividend rate through December 31, 2015.  Any time, or from time to time, after December 31, 2011, the Company may redeem any or all outstanding shares of Series A Preferred Stock upon thirty (30) days advance written notice to the holder and payment of the Redemption Price plus all accrued and unpaid dividends up to the date of redemption.  The Series A convertible, redeemable, preferred shares must be fully redeemed on December 31, 2015, at $.10 per share together with all cumulative dividends in arrears.  Accordingly, the preferred shares are presented as shares subject to mandatory redemption in the accompanying financial statements.

During the nine months ended September 30, 2011, 392,500 shares at $0.10 per share were issued for cash proceeds of $39,250.

NOTE K - STOCKHOLDERS’ (DEFICIT)

During the nine months ended September 30, 2011, the Company issued 12,000 options to purchase common stock at $.07 per share to directors of the company, exercisable through January 31, 2018.

Management estimates the fair value of each option award on the measurement date using the Black-Scholes option valuation model which incorporates assumptions as to stock price volatility, the expected life of the options, risk-free interest rate, and dividend yield. The change in value is not material as of September 30, 2011.

The following summarizes the options outstanding at September 30, 2011:

			Weighted-
			average
			exercise
	Number of shares		price
	Outstanding	Exercisable	per share
Outstanding, December 31, 2010	2,172,750	2,172,750	$ 0.34
Granted	12,000	12,000	0.07
Exercised	-	-	-
Expired	-	-	-
Outstanding September 30, 2011	2,184,750	2,184,750	$ 0.34

The following table summarizes information about options outstanding at September 30, 2011, under the Compensatory Stock Option Plan:

2011 Compensatory Stock Options and Warrants

Options outstanding				Options exercisable

Weighted-average
Range of	Number	remaining	Weighted-average	Number	Weighted-average
exercise prices	outstanding	contractual life	exercise price	exercisable	exercise price
$0.12-$5.00	2,184,750	2.76	$ 0.34	2,184,750	$ 0.34

NOTE L – REVENUES

Gross sales of $258,157, included $31,335 in product sales and $226,822  in sales of services during the nine months ended September 30, 2011.

MIRENCO, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2011

(Unaudited)

NOTE M – MAJOR CUSTOMERS

During the nine  months ended September 30, 2011, four  major customers accounted for 89% of total sales. At September 30, 2011, two customers accounted for 99% of accounts receivable.

Sales:

A	$ 135,295	52%
B	67,497	26%
C	14,103	5%
D	13,648	5%

Total Sales	230,543	89%

NOTE N -  SUBSEQUENT EVENTS

This Quarterly Report on Form 10-Q for the period ended September 30, 2011 is being filed on or about December 22, 2011. Because of the delay in filing this report, management has evaluated events subsequent to September 30, 2011 in its preparation of this discussion.

During the week of December 19, 2011, the Company has begun reviewing the contract currently held with Whayne Supply and will begin discussions with Whayne regarding the terms and any amendments to that contract, dated January 15, 2009, previously amended May 5, 2010.

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

Marketing methods Our strategy is to market and sell our products primarily through third party distributors and to a lesser extent through direct sales.  For the nine months ended September 30, 2011, sales through distributors accounted for 52% of our sales.  As disclosed in an 8-K dated January 15, 2009, we have entered into a distributor agreement with Whayne Supply Company (Whayne).  As disclosed in an 8-K dated May 5, 2010, the Company agreed to amend the distributor agreement minimum sales requirements with Whayne.  We continue to expect that Whayne will be the exclusive distributor for our MDEP, Fuel Tracker, data base management and related services for off-road, heavy equipment and on-highway vehicles and equipment markets throughout the United States and Canada.  Although the sales results from the Whayne relationship have been slower than expected, we continue to believe that our relationship with Whayne will bring value to Mirenco by providing exposure to 60 Caterpillar dealers and their customers, across the US and Canada.  As of September 30, 2011, Whayne signed four Caterpillar dealers as Mirenco dealers.  During the third quarter, Whayne has continued to evolve its marketing plan in their own territory as well as with other dealers.

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

Liquidity and Capital Resources and Going Concern

As of September 30, 2011, the Company had total current assets of $93,949 and current liabilities of $728,537, resulting in a working capital deficit of ($634,588).  The Company’s available sources for generating cash for working capital have been through the issuance of common stock and notes payable and, eventually, we expect that working capital will be available through the development of profitable operations.

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

Effective January 18, 2008, the Company obtained a line of credit that calls for maximum borrowings of $301,500. The line bears interest at 8% per annum and is due January 18, 2018. As of the date of these financial statements, aggregate draws of $335,000 have been made against the line of credit, and payments in the amount of $110,469 have been made.

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

We currently own the registered trademark for Mirenco, Reg. No. 3,691,344 issued October 6, 2009.  We have also made the following Trademark filings:

1.

US Application No. 77/895,107 for “MIRENCO” – Notice of Allowance received, statement of use due January 13, 2011.

2.

US Application No. 77/895,100 for “MIRENCO – YOU CANNOT MANAGE WHAT YOU CANNOT MEASURE (DESIGN)” – Notice of Allowance Received, statement of use or extension request due January 13, 2012.

According to the terms of our agreement with American Technologies to acquire certain patent- rights, we have incurred a 3% royalty of annual gross sales for a period of 20 years, which began November 1, 1999.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. Net loss for the nine months ended September 30, 2011 was ($481,023).  The Company has incurred net losses aggregating ($13,912,717) from inception, and may continue to incur net losses in the future. If revenues do not increase substantially in the near future, additional sources of funds will be needed to maintain operations.  These matters give rise to substantial doubt about the Company’s ability to continue as a going concern.

Management and other personnel have been focused on product and service development in lieu of product marketing.  The Company’s management team believes it has diligently explored several market segments relative to the Company’s product and service lines.  From that exploration, the Company has decided it is in its best interests to explore the use of existing, well-established distribution channels for marketing and selling the DriverMax product line.  Management also believes a large market exists for the Company’s testing services and the information provided by those services through the Company’s business relationship with Whayne, a Caterpillar dealer in Kentucky.  This exclusive contract was announced in the Company’s 8-K filing of January 15, 2009. As disclosed in an 8-K dated May 5, 2010, the Company agreed to amend the distributor agreement minimum sales requirements with Whayne.  Although Whayne has been developing a marketing strategy and ramping up sales efforts in the US and Canada, we have yet to experience an increase in sales from the arrangement.  As of the third quarter of 2011, Whayne has signed four Caterpillar locations as Mirenco dealers and continues to develop the market for Mirenco services and products.

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

Summary of Significant Accounting Policies

Inventories.  Inventories, consisting of purchased finished goods ready for sale, are stated at the lower of cost (as determined by the first-in, first-out method) or market. We evaluate our inventory value at the end of each quarter to ensure that actively moving inventory, when viewed by category, is carried at the lower of cost or market. In addition, we maintain a reserve for the estimated value associated with damaged, excess or obsolete inventory. The reserve generally includes inventory that has turn days in excess of 365 days, or discontinued items. At September 30, 2011 our inventory reserve amounted to $54,323.

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

Results of Operations

Three months ended September 30, 2011:

Gross sales of $111,335, including $2,422 in product sales and $108,913 in sales of services, were realized for the three months ended September 30, 2011 and were $57,469 greater than sales of $53,859 for the same period one year ago. The increase is primarily due to greater MDEP reporting revenues in the third quarter of 2011 than in 2010.    Cost of sales for the three months ended September 30, 2011 was $68,683 resulting in gross profit of $42,652 as compared to gross profit of  ($17,636) for the prior period, resulting to an increase in gross profit of $60,288.  This increase is due primarily to more MDEP service sales then product sales as compared to the sales mix over the same period in the prior year. Cost of sales attributed to MDEP services do not vary with the number of MDEPS performed and, therefore, remain at a more consistent level.  In the three months ended September 30, 2011, $51,084 of employment costs were included in Cost of Sales compared to $51,095 in the corresponding period in the prior year.  Salary expense for the three months ended September 30, 2011 was $88,240 compared to $88,849 in the corresponding period in the prior year.  After accounting for the employment costs included in cost of sales, salaries were consistent with the corresponding period in the prior year, as no new employees were added during the year.

Nine months ended September 30, 2011:

Gross sales of $258,157 including $31,355 in product sales and $226,822 in sales of services, were realized for the nine months ended September 30, 2011 and were $64,697 more than sales of $193,460 for the same period one year ago. The increase is primarily due to more MDEP service sales.   Although revenues during the third quarter of 2011 fell below the Company’s expectations and Whayne has not met the minimum sales requirements defined in the contract, we feel that revised marketing efforts developed by Whayne during the third quarter  of 2011 will significantly improve the Company’s revenues in the future.  The Company signed an amended exclusive agreement with  Whayne  on April 30, 2010, which is disclosed in the Company’s 8K filing, dated May 5, 2010.   Cost of sales for the nine months ended September 30, 2011 was $214,112 resulting in gross profit of $44,045 as compared to gross (loss) of  ($27,318) for the same period in the prior year, resulting to an increase in gross profit of $71,363.  This increase is due primarily to more MDEP service sales than products sales as compared to the sales mix over the same period in the prior year. Cost of sales attributed to MDEP services do not vary with the number of MDEPS  performed and, therefore, remain at a more consistent level - In the nine months ended September 30, 2011, $144,963 of employment costs were included in Cost of Sales compared to $141,657 in the corresponding period in the prior year.  Salary expense for the nine months ended September, 2011 was $265,127 compared to $258,050 in the corresponding period in the prior year.  After accounting for the employment costs included in cost of sales, salaries were consistent with the corresponding period in the prior year.

A comparative breakdown of “Other general and administrative expenses” per the Statements of Operations included in PART I Item 1 above is as follows:

	Three Months	Three Months
	Ended	Ended
	September 30, 2011	September 30, 2010

Royalty	$ 3,340	$ 1,623
Advertising	1,035	225
Depreciation and amortization	7,600	7,600
Insurance	11,361	12,814
Professional fees	11,574	7,963
Office expenses	5,273	8,750
Travel	797	1,538
Utilities	8,522	10,002

Total general and administrative expenses	$ 49,502	$ 50,515

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

2.

Advertising expense for the three months ended September 30, 2011 increased $810 over the same period in the prior year due to   increased radio advertising.

3.

Depreciation and amortization expense was consistent with the corresponding period in the prior year.

4.

Insurance expense for the three months ended September 30, 2011 decreased $1,453 over the same period in the prior year primarily due to a reduction in renewal rates for our workman’s compensation coverage in August, 2011.

5.

Professional fees expense increased by $3,611 over the same period in the prior year primarily due to fees relating to XBRL filings.

6.

Office expense for the three months ended September 30, 2011 decreased $3,477 over the same period last year, primarily due to purchasing new accounting software during the third quarter of 2010.

7.

Travel expense for the three months ended September 30, 2011 decreased $740 compared to travel expense for the corresponding period in the prior year.  This is primarily due to less travel by management.

8.

Utilities expense for the three months ended September 30, 2011 decreased by $1,481 compared to utilities expense for the same period in the prior year primarily due to a new phone system and plan installed.

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2011	September 30, 2010

Royalty	$ 7,745	$ 5,811
Advertising	1,100	752
Depreciation and amortization	22,800	22,900
Insurance	47,012	27,096
Professional fees	50,761	53,348
Office expenses	20,633	19,724
Travel	2,755	3,655
Utilities	32,740	32,144

Total general and administrative expenses	$ 185,546	$ 165,430

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

2.

Advertising expense for the nine months ended September 30, 2011 increased $348 over the same period in the prior year, this is primarily due to radio advertising.

 3.

Depreciation and amortization expense was consistent with the corresponding period in the prior year.

4.

Insurance expense for the nine months ended September 30, 2011 increased $19,916 over the same period in the prior year primarily due to the insurance company’s increased risk exposure due to  the Company’s financial situation.

5.

Professional fees expense decreased $2,587 over the same period in the prior year, this is primarily due to reduced legal fees of $9,266, offset by XBRL and outside accounting fees of $7,262.

6.

Office expenses for the nine months ended September 30, 2011 increased $909 over the same period last year, this is primarily due to late fees and penalties generated from overdue payables.

7.

Travel expense for the nine months ended September 30, 2011 decreased $900 compared to travel expense for the corresponding period in the prior year.  This is primarily due to less travel by management.

8.

Utilities expense for the nine months ended September 30, 2011 remained fairly consistent compared to utilities expense for the same period in the prior year.

Interest expense for the nine months ended September 30, 2011 and 2010 was $74,397 and $61,007, respectively.  Interest expense increased due to increased borrowing from a related party.

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

The carrying value of long-lived assets is reviewed on a regular basis for the existence of facts and circumstances that suggest impairment. During the first nine months of 2011, no material impairment has been indicated. Should there be an impairment in the future, the Company will measure the amount of the impairment based on the amount by which the carrying value of the impaired assets exceed the fair value of the impaired assets.

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

Item 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2011.

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

Legal Proceedings

None

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

               During the first nine months of 2011, there were 392,500 shares of the Series A convertible, mandatorily redeemable preferred stock were issued, for cash proceeds of $39,250.  Each Series A share plus any unpaid dividends is convertible at the holder’s option, to one share of the Company’s common stock, and carries a cumulative 6% dividend rate throug December 31, 2015.  Any time, or from time to time, after December 31, 2011, the Company may redeem any or all outstanding shares of Series A Preferred Stock upon thirty (30) days advance written notice to the holder and payment of the Redemption Price plus all accrued and unpaid dividends up to the date of redemption.  The Series A convertible, redeemable, preferred shares must be fully redeemed on December 31, 2015, together with all cumulative dividends in arrears.  Accordingly, the preferred shares are presented as shares subject to mandatory redemption in the accompanying financial statements.  Exemption from registration was claimed pursuant to Regulation D promulgated under the Securities Act of 1933.

During the nine months ended September  30, 2011, the Company issued 12,000 options to purchase common stock at $.07 per share to directors of the company, exercisable through January 31, 2018.

Item 3.

Defaults upon Senior Securities

None

Item 4.  Removed

Item 5.  Other Information

None

ITEM 6. Exhibits

(a) Exhibits

.

*31.1

Certification  pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Glynis M. Hendrickson, dated December 22, 2011

*31.2

Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Dwayne Fosseen, dated December  22, 2011

*32.1

Certification pursuant to, Section 906 of the Sarbanes-Oxley Act of 2002 for Dwayne Fosseen and Glynis M. Hendrickson, dated December 22, 2011.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mirenco, Inc.
(Registrant)

By: /s/ Glynis M. Hendrickson -------------------------------------- Glynis M. Hendrickson Chief Financial Officer (Principal Financial Officer)

Date:  December 22, 2011

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Dwayne Fosseen ------------------------------------- Dwayne Fosseen Chief Executive Officer and President (Principal Executive Officer) and Director and Chairman Of the Board

Date:  December  22, 2011

By: /s/ Don Williams ----------------------------------- Don Williams Director

Date:  December 22, 2011

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

Date:  December  22, 2011

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

Date:  December  22, 2011

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

         (Principal Financial Officer)

EXHIBIT 32.1

CERTIFICATION

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report on Form 10-Q of Mirenco, Inc. for the period ended September 30, 2011 as filed with the Securities and Exchange Commission (the “Report”), I Dwayne Fosseen, Chief Executive Officer and I, Glynis M. Hendrickson, Chief Financial Officer of Mirenco, Inc. (the “Company”) certify, to the best of my knowledge, that:

(1)

the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

/s/ Dwayne Fosseen

Dwayne Fosseen

Chief Executive Officer and President

(Principal Executive Officer)

December  22, 2011

/s/ Glynis M. Hendrickson

Glynis M. Hendrickson

Chief Financial Officer

(Principal Financial Officer)

December  22, 2011